Form 10-K
period 2021-12-31
Everi Holdings Inc.
filed 2022-03-01
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $2.2 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 91,409,193 shares of the registrant’s common stock issued and outstanding as of the close of business on February 24, 2022.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2022 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2021 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2021

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations,” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” and (iv) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

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
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning.
Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: trends, developments, and uncertainties impacting our business, including our ability to withstand: global supply chain disruption; changes in global market, business and regulatory conditions arising as a result of the COVID-19 global pandemic, including any related public health confidence and availability of discretionary spending income of casino patrons as well as expectations for the re-opening of casinos; product innovations that address customer needs in a new and evolving operating environment; to regain or maintain revenue, earnings, and cash flow momentum, and to enhance shareholder value in the long-term; trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the release of new game features, additional games, and system releases in the future; regulatory approvals; gaming and financial regulatory and legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; goodwill impairment charges; international expansion; resolution of litigation or government investigations; our dividend policy; new customer contracts and contract renewals; financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures); interest rates and interest expense; borrowings and debt repayments; and equity incentive activity and compensation expense.
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
•expectations regarding placement fee arrangements;
•inaccuracies in underlying operating assumptions;
•the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by international, federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by international, federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening safety protocols;
•changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic;
•our history of net losses and our ability to generate profits in the future;
•our leverage and the related covenants that restrict our operations;
•our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures;
•our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration;
• our ability to withstand the loss of revenue during the closure of our customers’ facilities;
•our ability to maintain our current customers;
•expectations regarding customers’ preferences and demands for future product and service offerings;
•the overall growth of the gaming industry, if any;
•our ability to replace revenue associated with terminated contracts;
•margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology;
•our ability to successfully introduce new products and services, including third-party licensed content;
•gaming establishment and patron preferences; failure to control product development costs and create successful new products;
•anticipated sales performance;
•our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises;
•national and international economic and industry conditions;
•changes in gaming regulatory, card association, and statutory requirements;
•regulatory and licensing difficulties, competitive pressures and changes in the competitive environment;
•operational limitations;
•gaming market contraction;
•changes to tax laws;
•uncertainty of litigation outcomes;
•interest rate fluctuations;
•business prospects;
•unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies;
•our ability to comply with our debt covenants and service outstanding debt;
•employee turnover;

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

PART I
Item 1.  Business.
Overview
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to lead the gaming industry through the power of people, imagination and technology. Focused on player engagement and assisting our casino customers operate more efficiently, the Company develops entertaining game content and gaming machines, gaming systems and services for land-based and iGaming operators. The Company is also a preeminent and comprehensive provider of trusted financial technology solutions that power the casino floor while improving operational efficiencies and fulfilling regulatory compliance requirements, including products and services that facilitate convenient and secure cash and cashless financial transactions, self-service player loyalty tools and applications, and regulatory and intelligence software.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games; and (ii) Financial Technology Solutions (“FinTech”).
Everi Games primarily provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
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
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The initial impacts from the COVID-19 pandemic have begun to subside with certain aspects of the global economy, equity market valuations, and increased unemployment levels showing signs of recovery. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, with many beginning to reopen their operations over the remainder of 2020 and throughout 2021. As a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While gaming industry conditions improved significantly in 2021 compared to 2020, it is unclear if the customer volumes experienced will continue to exceed pre-COVID levels. Resurgences of COVID-19 and its variants could result in reduced patron demand for gaming and could also result in new closures of casinos by the various governmental and regulatory agencies overseeing our customers, or even by the casino operators themselves, in an effort to contain the COVID-19 global pandemic or mitigate its impact and the effect of vaccines on these matters.
As of December 31, 2021, excluding the few casinos that have permanently closed, there are only a minimal number of customer sites, located primarily in Canada and other international markets, whose operations still remain closed. Our revenues, cash flows, and liquidity for the fourth quarter of 2021 exceeded the fourth quarter of 2020, which were significantly impacted by the effects of COVID-19. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, and limitations on casino operations and amenities, which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With various limitations still in effect, we expect that demand and supply for our products and services may be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries, or otherwise. As a result, we continue to monitor and manage liquidity levels, and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in this Annual Report including, but not limited to: our ability to comply with the terms of our indebtedness; our ability to generate revenues, earn profits and maintain adequate liquidity; our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business; and potential volatility in our stock price, among other concerns such as cybersecurity exposure.
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
In connection with our leased gaming equipment, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the daily win per unit (i.e., cash/coin-in less patron win and jackpots paid) generated by the leased gaming equipment, a percentage of the total cash/coin-in, a daily fixed-fee based upon the number of gaming machines placed or a combination of these methods. We expect to continue to (i) increase our investment in research and development in order to innovate and introduce new gaming hardware and theme content; (ii) expand our offering of new standard and premium game hardware and theme content; and (iii) extend and expand our game placements into new gaming markets and additional jurisdictions. From our historical focus on game placements in the Oklahoma tribal market, Everi Games has diversified its installed base in recent years with entry into additional commercial and tribal markets. As of December 31,

2021, approximately 10,394 units, or 61.5% of the total installed base, was outside of the Oklahoma tribal market. Additionally, Everi Games has grown its premium game installations, with approximately 7,840 units installed (representing approximately 46.4% of our total installed base as of December 31, 2021).
In connection with our WAP offering, machines placed under such arrangements fall into the premium leased gaming equipment category and we retain ownership of such machines. Currently spanning four product lines, our WAP is offered to customers on the Player Classic, Core HDX, Empire MPX, and Empire DCX cabinets.
Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with a central determinant, monitoring, and accounting system for the VLTs in operation at licensed State of New York gaming facilities. In November 2019, a new agreement between Everi Games and the New York State Gaming Commission was approved and became effective on January 1, 2020. Under this agreement, Everi Games will provide and maintain the central determinant system for the New York Lottery through December 2029. As of December 31, 2021, there were approximately 17,000 VLTs connected to our central determinant system for the New York Lottery. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, cash-in less prizes paid per day) in exchange for provision and maintenance of the central determinant system. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs that are connected to the system.
In connection with our digital online gaming activities, Everi provides our games to business customers, including both regulated real money and social casinos, which offer the games to consumers through their online gaming platforms. Everi has developed its own remote gaming server (“RGS”) that allows us to deliver a selection of games from our extensive library of land-based content to our digital customers in a manner that allows for the game play features and functionality to operate in a manner similar to how these games were designed for our land based customers. This RGS library contains casino-themed games available for real money gaming (“RMG”) that are offered to regulated online casinos that operate in the RMG regulated markets, and social games that are offered to our business customers that operate play-for-fun social casinos on their mobile apps and web sites. We enter into revenue share agreements with these online business customers.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (i) gaming equipment and player terminals; (ii) game content; (iii) license fees; and (iv) ancillary equipment, such as signage and lighting packages.

Gaming Other

Gaming other revenues are generated from fees paid by casino customers that participate in our TournEvent of Champions® national slot tournament or who contract with us to provide certain service functions on games that are owned by the customer. Casinos, in partnership with Everi, host local and regional slot tournaments throughout the year, for which winners of these events participate in a national tournament that results in the determination of an ultimate champion. We did not conduct these tournaments throughout the years ended December 31, 2021 and 2020 as a direct result of the circumstances surrounding the global pandemic.

Games Products

Our Games products include mechanical and video reel games in both Class II and Class III configurations and are offered in a variety of differentiated cabinets:

Classic Mechanical Reel Games. Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience.

•Player Classic: These games leverage our long-standing experience in building enduring brands, such as Black Diamond® and Wild Wild Gems®, and feature a unique perspective on traditional slot games with eye-catching features, such as Cash Machine™, a three-reel, one-line mechanical slot game that offers “win what you see” gameplay.

•Skyline: These games utilize common recognizable light sequencing in the top box in sync with specific game themes such as Double Jackpot Gems and Triple Double Patriot along with licensed game themes such as Casper and Smokin’ Hot Stuff.

•Skyline Revolve: Our premium linked products such as Cash Machine Jackpots and Gold Standard Jackpots builds upon the skyline cabinet and also includes a mechanical wheel top box and merchandising options for casino operators that can include overhead signage, and wedge kits.

Video Reel Games. We offer a growing range of dual-screen and portrait single-screen video reel games that provide entertaining slot gaming experience. Below is a list of our video gaming cabinets and select games on these platforms.

•Empire 5527. The Empire 5527 cabinet features a portrait-oriented 55-inch upper display and a landscape-oriented 27-inch lower display, game-controlled lighting on the base-game display, and a high-quality sound system. The cabinet is also designed to occupy less space on the casino floor, allowing for more flexible configurations. The Empire 5527 includes the high-performing licensed game Smokin’ Hot Stuff Wicked Wheel®. We expanded the Empire 5527 into a banked product called Empire Arena™ that offers flexibility in banking configurations for casino operators, with three units and up to a total of eight units. The product is currently supported by successful game themes – Discovery Channel’s Shark Week®, which launched in October 2018, The Vault™, which launched in October 2019, along with several follow ups such as Jackpot Falls. These titles offer base games as well as competitive community-style bank-wide bonus features.

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
Everi FinTech
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. In addition, we provide an end-to-end security suite to protect against an application and cyber-related attack and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchase at casino cage, kiosk and mobile POS devices; the CashClub Wallet, check warranty services, self-service ATM’s and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.
Financial Access Services
In connection with our Financial Access Services, we offer the following:
Funds Dispensed. Funds dispensed transactions represent the largest category of electronic payment transactions that we process, as measured by dollars processed and transaction volume. In a funds dispensed transaction, a patron directly accesses funds from either a standalone ATM or a device enabled with our funds dispensing service by using a debit card to withdraw funds from the patron’s demand deposit account, or using a credit card to access the patron’s line of credit. In either event, the patron must use the personal identification number (“PIN”) associated with such card. Our processor then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or card issuer, as applicable.

Depending on several factors, including the patron’s account balance or credit limit and daily withdrawal limit (which limits are set by the card issuer), the card issuer will either authorize or decline the transaction. If the transaction is authorized, then the funds dispensing-enabled device dispenses the cash to the patron. For a transaction using a debit card, the patron’s demand deposit account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the funds dispensing service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus service fees assessed by the Company and by the card issuer for the use of the funds dispensing service. In both cases, our service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee from the card issuer, which we refer to as interchange reimbursement fee, for accommodating the card issuer’s customer (the patron). In most circumstances, we pay a percentage of the service fee received from the patron and, in many circumstances, a portion of the interchange reimbursement fees received from the card issuer, as a commission to our gaming establishment customers for the right to operate on their premises.
Credit Card Financial Access Transactions and POS Debit Card Financial Access Transactions. Patrons can perform credit card financial access transactions and POS debit card financial access transactions using many of our enabled devices. A patron’s credit card financial access limit is usually a sub-limit of the total credit line and is set by the card issuer, not Everi FinTech. These limits vary significantly and can be larger or smaller than the POS debit financial access limit. A credit card financial access transaction obligates the patron to repay the card issuer over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the POS-enabled device in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.
When a patron requests either a credit card or POS debit card financial access transaction, our processor routes the transaction request through one of the card associations, or EFT networks, to the card issuer. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the card issuer. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. Our service fee is a fixed dollar amount, a percentage of the transaction size, or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming establishment’s cashier cage (“financial services center”), to complete the transaction, because both credit card and POS debit card financial access transactions must, in most circumstances, be completed in a face-to-face environment and a unique signature received in order to comply with rules of the card associations. We receive the transaction amount and the service fee from the card issuer, and we reimburse the gaming establishment for the cash amount that it provided to the patron, and in addition, will pay the gaming establishment a portion of the service fee we collected as a commission for the right to operate on its premises. We are also obligated to pay interchange fees to the card issuer and processing costs related to the electronic payment transaction to card associations.
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
On our behalf, our third-party provider charges our customers a fee for the check warranty services, which is typically a percentage of the face amount of the check being warranted. In such circumstances, we receive the check warranty revenue associated with the fees we charge our customers for the initial check warranty services. We are exposed to risk for the losses associated with warranted checks that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third-party provider to gaming establishments to purchase dishonored checks that will not be collectible from patrons. We also pay certain fees and expenses to our third-party provider in connection with the provision of such services.
CashClub® is a software payments platform that provides gaming establishments with a personal computer workstation software user interface and point-of-sale terminal that streamlines credit and debit card financial access transaction processing and check warranty transactions for casino patrons. It allows for electronic signature capture and dynamic currency conversion. It also interfaces with our Everi Compliance solutions (defined below) to assist casino operators with meeting regulatory requirements under Title 31 of the Bank Secrecy Act.

CashClub Wallet® is a digital payments platform for gaming establishments to offer their patrons a digital cashless method to fund their entertainment experience, including funding at the gaming device, payments at point of sale for retail, online, hotel and food/beverage, igaming, and sports wagering. The wallet allows patrons various funding options including credit card financial access transactions and POS debit card financial access transactions, Automated Clearing House, and E-Check check warranty. It also interfaces with our Everi Compliance solutions (defined below) to assist casino operators with meeting regulatory requirements under Title 31 of the Bank Secrecy Act. The wallet also has capabilities to integrate with our Loyalty platform including our Enrollment and Promotional kiosks.
Software and Other
JackpotXpress is a full-featured jackpot payout and tax form management and filing platform that allows casino personnel to work through the complex jackpot process using a mobile tablet or kiosk. JackpotXpress allows gaming operators to reduce jackpot payout wait times, increase slot play, eliminate manually filling out cumbersome paper documents, and perform “know your customer” checks. It is fully integrated with our Everi Compliance, CageXchange, and JackpotXchange products. In addition to making jackpot operations more efficient, JackpotXpress also helps operators increase customer engagement which leads to improved loyalty and service.
Loyalty Platform provides a software platform that enables gaming operators to adopt and deliver new promotional strategies to attract, engage, reward and retain their patrons. Gaming operators utilize the platform to deliver content and promotions on kiosks, tablets, and mobile devices. The software platform integrates with other casino applications to engage with patrons in a more relevant and personalized fashion. We provide the operators with a control panel to assist with the planning, personalization, and optimization of delivering messages and content via interactions within our platform depending on patron’s value to the casino. This allows our customers to unify the patron experience across all touchpoints within the casino and replaces outdated promotional and enrollment tactics by utilizing our content for promotions, drawings, targeted alerts, card signups, reprints, and geo-fencing. By providing a comprehensive set of integrated applications within our platform, we offer gaming operators the ease of use and simplicity to interact with their patrons. Additionally, our loyalty platform is integrated with other Everi applications for financial access and compliance tools.
Maintenance provides various levels of support and maintenance services for our fully integrated kiosks, loyalty kiosks, and related equipment. Our support operations, field service, and customer engagement teams provide quarterly and annual preventative maintenance on these products and software systems to help maximize the efficiency of our products.
Everi Compliance is a leading AML management tool for the gaming industry. Everi Compliance encompasses many elements including filing Suspicious Activity Reports (“SARs”) and Currency Transaction Reports (“CTRs”), and assisting our customers in performing Know Your Customer (“KYC”) activities. Everi Compliance automates much of the manual processes gaming establishments employ to be compliant with those requirements, thus saving time, improving accuracy, and allowing operators to manage their compliance programs much more efficiently. In addition, Everi Compliance gives operators the ability to enter Multiple Transaction Log and Negotiable Instrument Log transactions, file FinCEN reports electronically, conduct transaction analysis, complete compliance audits, and review reports.
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
Hardware
Fully Integrated Kiosks are a complete line of products that provide multiple functions to gaming operators on their casino floors. This includes financial access functionality that enables funds dispensed cash withdrawals, POS debit card and credit card financial access transactions directly or by using our patented “Seamless Transition” technology, which is the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology (“EMV”) corollary of our 3-in-1 Rollover functionality. The kiosks also provide functionality to perform check cashing transactions, slot machine ticket redemption, bill breaking, slot ticket purchase from a debit card, and loyalty program access, as well as integration with mobile and wallet technology. The availability of our financial access platform on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are typically closer to gaming devices than traditional financial access devices that are generally located on the periphery of the gaming area and also provides gaming patrons with more opportunities to access their cash with less cashier involvement.

Other Integrated Kiosk Solutions provide casinos with more efficient and streamlined methods for cash handling and transaction processing. These products are designed to be integrated with our financial access products and cage compliance software ensuring compliance with anti-money laundering regulations, and provide an automated way to process common tax forms, such as the Internal Revenue Service Form W-2G or Form 1042-S. In addition, we offer hardware in the form of standalone, non-funds dispensing terminals that perform authorizations for credit card financial access and POS debit card financial access transactions. Our kiosk solutions include the following products:
•JackpotXchange family of kiosks, JXC 4.0, and JXC-L, enable casino personnel to efficiently access funds to pay winning slot machine jackpots to their patrons. These kiosks are integrated with all major slot accounting systems to offer jackpot processing and payout in a combination of cash or slot tickets. These kiosks offer gaming operators the ability to reduce workload for cage operations and slot personnel.
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
•Our Cash Recycling Solutions allow casinos to fully automate the check in and check out process of money, saving time and expense. As gaming establishments vary in size and complexity, these Cash Recycling Solutions support a number of diverse operations such as retail, food and beverage, entertainment, and gaming operations.
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
Sales
As of December 31, 2021, we served more than 1,700 casinos and other gaming properties primarily in the United States and Canada, with additional customers in the United Kingdom, Europe, the Caribbean, Central America, and Asia.
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
Our Games research and development activities are primarily to develop gaming systems, game engines, casino data management systems, central determination and other electronic bingo-outcome determination systems, video lottery outcome determination systems, gaming platforms and gaming content, and to enhance our existing product lines.
Our FinTech research and development activities are primarily to develop: (i) payments products, systems, and related capabilities including security, encryption, and business rule engines that deliver differentiated patron experiences and integrate with our other products; (ii) compliance products that increase efficiencies, profitability, enhance employee/patron relationships, and meet regulatory reporting requirements; and (iii) loyalty products, systems, and features that attract, engage, and retain patrons in more intuitive and contextual ways than our competition.
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
With respect to our FinTech business, we compete with other providers of financial access services to the gaming industry. Some of these other providers have established cooperative relationships with each other to expand their service offerings. We also face competition from: (i) other manufacturers that provide similar goods and services; (ii) independent sales organizations, which provide basic services often at aggressive pricing; and (iii) traditional transaction processors that have entered the gaming patron financial access services market. This competition amongst these various providers can result in pricing pressure and margin erosion with respect to our core financial access products and services. In addition to competing with various providers of financial access services, FinTech experiences competition from either those same providers or standalone providers of anti-money laundering (“AML”) compliance products and self-service kiosks for ticket and jackpot redemption.
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
Intellectual Property
We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of financial access and gaming-related products and services. Our continued competitiveness will depend on: (i) the pace of our new product development; (ii) our patent, copyright, trademark, and trade secret protection; and (iii) our relationships with customers. Our business development personnel work with gaming establishments, our technology and other strategic partners, and the suppliers of the financial services upon which our financial access services rely, to design and develop innovative products and services that appeal to gaming patrons.

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
Human Capital
Composition of our workforce
As of December 31, 2021, Everi employed approximately 1,550 people, a vast majority of which work in the United States. Approximately 652 people are employed within the Games segment and approximately 898 people are employed within the FinTech segment. None of our employees are party to a collective bargaining agreement and we have had no labor-related work stoppages.
Culture of our workplace
In 2021, we took a fresh look at our mission statement and made improvements to better align our employees’ collective imagination, talent, and innovation with our Company’s objectives. Everi’s new mission is “to lead the gaming industry through the power of people, imagination and technology”. This statement highlights our Company’s most important asset, our employees, while confirming our mission to offer innovative gaming, financial technology, digital, and loyalty solutions.
At Everi, we are guided by our values of collaboration, integrity, inclusion, excellence, and fun. We (i) Harness the power of collaboration; (ii) Act with integrity; (iii) Value Everi-One; (iv) Exceed expectations and be bold. When we deliver on these values consistently, we H.A.V.E. (v) Fun. We live these values by investing in programs and implementing standards to promote ethical business conduct, diversity, sustainability, giving and volunteerism, and responsible gaming. These programs support our long-term business success while also empowering our team members.
Inspired by Author Simon Sinek’s concept of the Golden Circle and the importance of identifying the “WHY” behind your business, Everi has established a company “WHY” Statement. As part of our continued growth and our desire to define and share our Company “WHY” statement more broadly, we launched a new Company “WHY” in 2021 that put our employees and their success front and center:
Elevate the Success of
Everi Employee
Everi Customer
Everi Day!
Diversity and Inclusion
At Everi, we embrace and live by one of our key Company values: Inclusion. We recognize that we can be at our best only when we embrace and reflect the diversity of our employees, customers, and the communities that we serve. We are an equal opportunity employer and are committed to maintaining a diverse and inclusive work environment. Our employees are to be treated with dignity and respect in an environment free from harassment and discrimination regardless of race, color, age, gender, disability, sexual orientation, or any other protected class.
The Company activates its commitment to diversity and inclusion by employing a multi-pronged strategy: (i) promoting a fun, friendly, and supportive environment; (ii) valuing inclusion as a top priority and expectation; (iii) focusing resources on recruiting and retaining qualified employees from diverse backgrounds; and (iv) continuously building awareness of the importance and benefits that diversity and inclusion provide to our Company and employees. In 2021, Everi hired a new leader to oversee Diversity, Inclusion and Talent Management who is focused on building an inclusive workplace for our employees and seeking out and welcoming new talent.
We require mandatory Company-wide diversity and inclusion training to cultivate an inclusive, engaging, and respectful workplace. This training addresses some of the biggest challenges to advancing inclusion and supporting diversity in the workplace, such as unconscious bias and micro-inequities. In addition, because hiring managers are faced with the critical responsibility of acknowledging and eliminating bias in the hiring process, we have developed manager training that establishes a foundational understanding of how bias affects decision-making, explores the impact of biases on the selection processes, and illustrates the benefits of eliminating bias in hiring. The example we expect our employees to follow comes from the top, as demonstrated by our executive leadership team who also participated in training on inclusive leadership.
Everi is also working to increase the representation of women in our workforce. In 2017, the Company launched The Women’s Leadership Initiative (WLI), which seeks to develop and advance gender diversity and create new opportunities and a clearer path for advancement. The WLI is committed to promoting and advocating for gender diversity at all levels of leadership through awareness, training, development, and inspiration. Participants in the WLI engage and connect with other WLI members, Company employees and leaders, and diverse stakeholders in the gaming industry. WLI members also participate in educational programs such as “lunch and learn” events with internal business leaders and training opportunities with experts outside the industry. The WLI leads the Company’s mentorship program for U.S. employees, providing the benefit of advice and insights from Everi mentors to all mentees.
At Everi, we also take the time to acknowledge and celebrate the diverse heritage of our employees, customers, and communities. Throughout the year, the Company focuses on different heritage celebrations, holidays, and commemorations, and we connect with our employees to build awareness through educational webinars and guest lectures. We also engage with our communities by donating to charitable organizations that provide local support and services.
Employee Engagement
Aligning with our values of Inclusion and Collaboration, we seek continuous dialogue with our employees about their experience at Everi. With more than 70% of our employee population working remotely, maintaining strong employee engagement and offering methods for employee input are more important than ever. We utilize several effective employee feedback mechanisms, including employee surveys, Company-wide email communications and periodic town hall meetings. These tools and platforms provide important Company updates from leadership but also moments for employee participation and involvement. Everi’s leadership team directly addresses employee feedback provided through these mechanisms. In doing so, we strive to instill confidence that employee input leads to positive action. As a result of this responsiveness, we have seen an increase in employee participation in our employee surveys and an increase in positive scores.
Everi also participates in the “Top Workplaces” program, benchmarking our employee experience against thousands of other organizations across the U.S. In 2021, the Company received four separate awards, reflecting the belief of our employees in the Company’s direction, operations and future: Nevada Top Workplaces 2021; Greater Austin Top Workplaces 2021; a national Culture Excellence Award for Direction reflecting our employees’ strong belief in our future and our strategy; as well as a national Culture Excellence Award for Remote Work for creating a desirable culture in a remote work environment.
Employee Development and Training
We provide development and training opportunities for our employees through a variety of means. The Company offers leadership training and development for all newly hired and promoted leaders, as well as a catalog of courses through our online learning platform. This catalog of courses is available to all employees and includes a wide variety of leadership and professional development topics, such as conflict management, effective delegation, unconscious bias, effective recognition, coaching and delivering feedback. We believe in supporting each employee’s journey, so we also offer training courses on soft skills such as emotional intelligence, email etiquette, and developing presence.
Talent Acquisition and Diverse Recruiting
In 2021, the Recruitment Team implemented new tools to search for talent from a broader range of sources, knowing that many of the positions would be filled by individuals working remotely. These tools reduce geographic barriers in the talent acquisition process, yielding a larger talent pool to fill all roles, including those that require specific skills in the current competitive job market. We also continue to expand our Recruitment Team so that we can effectively identify new talent for our growing business.
At Everi, we know that creativity and innovation spring from diverse backgrounds and perspectives. With the goals of expanding diverse talent in the workplace, we continue to utilize a blind resume screening process for initial applicants to review talent, experience, and qualifications without certain demographic information. We also look for ways to expand the talent pool and reach new candidates: A member of our Recruitment Team is dedicated to working with different educational institutions, professional associations, student organizations and other entities to provide information and assistance to their diverse students and job seekers, and to identify new candidates for our open positions.
Employee Health and Wellness
Everi considers the health and safety of our employees to be of paramount importance. We have policies in place to monitor the working conditions of our employees and implement measures to protect their health, safety and well-being.

Our benefits are designed to recognize the diverse needs of our workforce. Our program provides competitive and comprehensive benefit options at a reasonable cost to our employees. Our benefits include an array of offerings, such as comprehensive medical, dental and wellness benefits, higher-than-average time off plans and paid holidays, a 401(k) retirement plan with a Company match, and financial wellness services. On an annual basis, we issue an employee benefits survey to gather feedback from our employees on our benefit offerings and use their input to make improvements.
Everi focuses on compliance with applicable laws and regulations regarding workplace health and safety as well as emergency and disaster recovery for its operations. We continue to rely upon guidance from national health organizations related to the COVID-19 pandemic with the goal of protecting our employees from potential COVID-19 exposure. We continue to evolve Company protocols and procedures to align with the latest guidance; these include the use of face coverings, maintaining cleaning and disinfecting protocols, continuing daily wellness checks and temperature checks for all employees coming into our buildings, and tracking isolation and quarantine of employees.
Seasonality
Our revenues and cash flows may fluctuate throughout the year driven by seasonality, among other factors. Historically, we have generally experienced higher operating income during the first half of a year and lower operating results during the second half of a year; however, such fluctuations do not have a material impact on our revenues and cash flows.
Government Regulation
General
We believe that we are in substantial compliance with the material gaming and financial institution laws applicable to our business. We have a diligent internal compliance program governing our business activities, as well as legal requirements generally applicable to publicly traded companies. The compliance program is directed on a day-to-day basis by our Chief Legal Officer, who also serves as Chief Compliance Officer. Legal advice is provided by attorneys from the Company’s legal department and outside experts. The compliance program is overseen by the Corporate Compliance Committee, which includes a gaming law expert as an independent member. While complying with these regulations can require significant time and resources, we do not believe it results in costs that materially impact our earnings, capital expenditures, or competitive position. Despite our compliance efforts, we can give no assurance, however, that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future.
Gaming Regulation
The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations, and ordinances applicable to the ownership, management, and operation of gambling establishments, manufacture and distribution of gaming devices, as well as certain financial services conducted at such establishments. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) secure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (ii) promote economic activity for the state, county, and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.
A description of the material regulations to which we are subject is set forth below.
Gaming Authorities. We are regulated by various city, county, state, provincial, federal, tribal, and foreign government agencies (collectively, “Gaming Authorities”) in the jurisdictions where we conduct business as either a: (i) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems; (ii) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and other integrated kiosk solutions; and (iii) non-gaming supplier or vendor, in those jurisdictions where we provide financial access and Central Credit services only. We must maintain those licenses, registrations, or other approvals in good standing to continue our business. Gaming Authorities have broad discretion in determining whether to grant a license, registration, or other approval. Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke or suspend any license, registration, finding of suitability, qualification, or other approval for any cause deemed reasonable to them.
Approvals, Licensing, and Suitability
The process of obtaining necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability as a manufacturer, supplier, or vendor to gaming establishments. Authorities have broad discretion and may require any beneficial holder of our securities, regardless of the number of shares of common stock or amount of debt securities owned, to file an application, make personal or confidential disclosures, be investigated, and be subject to a determination of suitability. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage (most commonly 5%) of voting securities of a publicly-traded gaming company and, in some jurisdictions, non-voting securities, to report the acquisition to Gaming Authorities, and Gaming Authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only.
Product Approvals
Our gaming devices and certain other products and technologies must be certified or approved by Gaming Authorities in many jurisdictions where we conduct business. These Gaming Authorities test the gaming devices, systems, and related equipment directly or through an independent testing laboratory and may also require a field trial under the regulator’s technical standards before allowing us to sell the product. Although we collaborate closely with the Gaming Authorities and independent testing laboratories, we cannot control whether our products will be approved or the length of time it will take to review our products for sale to third parties. Moreover, there are no guarantees that we will be successful in obtaining and maintaining all necessary licenses, permits, and approvals; or in continuing to hold other necessary gaming licenses, permits, and approvals to conduct our businesses either as currently being conducted by us or to expand our businesses.
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
Anti-Money Laundering and Sanctions. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes the following: internal policies, procedures, and controls designed to identify and report money laundering, a designated compliance officer, ongoing employee training programs, an independent audit function to test the program, and customer due diligence. In addition, the financial access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming establishment customers are required to file a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR in certain circumstances where we provide our financial access services directly to patrons through financial services centers that we staff and operate. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming establishment customers, in situations where our financial access services are provided through gaming establishment cashier personnel, and we, in situations where we provide our financial access services through a financial services center, are required to file a Currency Transaction Report (“CTR”) of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations.
We also have a program designed to comply with applicable economic and trade sanctions programs, including those administered and enforced by the U.S. Department of the Treasury’s Office of Foreign Assets Control (“OFAC”). These sanctions are usually targeted against foreign countries, terrorists, international narcotics traffickers, and those believed to be involved in the proliferation of weapons of mass destruction. Regulations generally require either the blocking of accounts or other property of specified entities or individuals, but they may also require the rejection of certain transactions involving specified entities or individuals. We maintain policies, procedures and other internal controls designed to comply with these sanctions programs.
Fund Transfers. Our POS debit card financial access transactions, credit card financial access transactions, and funds dispensing services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors, and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe the necessary policies and procedures have been implemented throughout our organization in order to comply with the regulatory requirements for fund transfers.
State Money Transmission Laws. Many states where we complete credit card financial access and POS debit card financial access transactions or offer our online payment processing solution require us to have a money transmitter license, typically issued by the state’s Financial Institutions Division. These state laws subject us to, among other requirements, examinations by state regulatory agencies, reporting requirements, net worth and bonding requirements, and consumer disclosure requirements.
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
Debt Collection. We currently outsource most of our debt collection efforts to third parties. However, we do engage in debt collection to collect on chargebacks on our financial access products and unpaid balances for services performed for our check services, Central Credit services, compliance services, receivables relating to the sale and service of our fully integrated kiosks and other integrated kiosk solutions, and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collection Practices Act (the “FDCPA”), which prohibits unfair, deceptive, or abusive debt collection practices, as well as consumer-debt-collection laws and regulations adopted by the various states.

Consumer Financial Services. The Consumer Financial Protection Bureau and other federal, state, and local law enforcement and regulatory agencies have the authority to regulate consumer financial products. These agencies have broad statutory powers, including to promulgate rules, issue interpretations, and take enforcement actions that may affect our business.
Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our financial access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our financial access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information. The GLBA requires us to safeguard and protect the privacy of such non-public personal information and also requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law, including without limitation, the California Consumer Privacy Act which became effective as of January 1, 2020. We continue to implement policies and programs as well as adapt our business practices in order to comply with federal and state privacy laws and regulations. In addition, we are subject to foreign data protection and privacy laws including, but not limited to, the European Union General Data Protection Regulation, which became effective in May 2018 and requires companies to meet certain requirements regarding data privacy and security.
Funds Dispensed Operations. The Electronic Fund Transfer Act requires us to disclose certain notices regarding the fees that we charge for performing a funds dispensed transaction as well as to incorporate such notices on the ATM screens to notify patrons of such fees prior to completing a funds dispensed transaction. Our funds dispensed services are also subject to applicable state banking regulations in each jurisdiction in which we operate ATMs which require, among other things, that we register with the state banking regulators as an operator of ATMs, that we provide gaming patrons with notices of the transaction fees assessed upon use of our ATMs, that our transaction fees do not exceed designated maximums, that we offer gaming patrons a means of resolving disputes with us, and that we comply with prescribed safety and security requirements. In addition, the ATMs we operate are subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons.
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
Network and Card Association Regulations. In addition to the governmental regulations described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks, and card associations. For example, we must comply with the Payment Card Industry (“PCI”) Data Security Standard. We have been designated as a compliant service provider under the PCI Data Security Standard. We must be certified to maintain our status as a compliant service provider on an annual basis.
The Europay, MasterCard, and Visa global standard for cards equipped with security chip technology (“EMV”) is designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip-based smart-cards. EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. Merchants whose devices are not capable of processing chip-based smart-card EMV transactions are responsible for chargebacks due to fraudulent transactions on such cards.
As a merchant of financial access transactions processed through MasterCard, Visa, Discover, and American Express, all who have adopted the EMV standard, and as an operator of ATMs, our POS, fully-integrated kiosk, and ATM devices are subject to the EMV standard. This requires us to maintain our fleet of U.S.-based POS, fully-integrated kiosk, and ATM devices to support the EMV standard.
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

Available Information
Our website address is www.everi.com. We make available, free of charge, on our website, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed, or furnished, pursuant to Section 13(a) or 15(d) of the Exchange Act, as soon as reasonably practicable after such reports are electronically filed with, or furnished to, the SEC. In addition, our earnings conference calls are webcast live via our website. The information on our website is not part of this Annual Report or our other filings with the SEC. In addition to visiting our website, you may read documents we file with the SEC at www.sec.gov.

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
Risks Related to Our Business
Overall
•The global COVID-19 pandemic has had, and may continue to, or in the future have, a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of many of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our business objectives.
The COVID-19 pandemic has negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. In addition, the pandemic has resulted in temporary closures of many businesses, including those of our casino customers, and resulted in the institution of social distancing and sheltering-in-place requirements in many states, countries, and communities in which we operate. Consequently, demand for our products and services continues to be significantly impacted, which adversely affects our revenue and profitability was significantly impacted, especially in the first three quarters of 2020. Furthermore, the pandemic could impair our ability to maintain sufficient liquidity, particularly to the extent casinos and other gaming businesses must again close or, even when reopened, social distancing and other COVID-19 protective measures or a lack of consumer confidence in the gaming industry prevent them from opening at full capacity, the impact on the global economy worsens and impacts the disposable income available to our casino customers’ patrons. Additionally, resurgences of COVID-19 and its variants have, at times, caused federal, state, tribal, and municipal governments and regulatory agencies to close casinos or impose other restrictions. Some casinos have voluntarily closed in response to COVID-19 cases among guests or resurgences in the areas in which they operate and may do so again in the future. Similarly, because of changing economic and market conditions affecting the gaming industry, our ability to achieve our business objectives has been impacted. As a result of the financial difficulties facing casino operators due to the pandemic, many of our customers have requested, that we offer our products and our services for less than we did prior to the pandemic, particularly as it relates to our recurring revenue products and the tolling of service fees during the pendency of their closures, which relief we have granted in certain circumstances. Our business operations have also been disrupted as significant portions of our workforce have been working from home, including to protect personal health and safety, and because of illness, quarantines, government actions, or other restrictions imposed in connection with the pandemic. In response to the pandemic, we furloughed a majority our employees and reduced employee salaries through most of the second and third quarters of 2020, borrowed and repaid funds under existing and new credit facilities, adopted certain relief measures provided by the CARES Act and may seek additional funding, to the extent available, under the CARES Act or other new federal or state programs. Since the onset of the COVID-19 pandemic, we restored the employee base and repaid temporarily reduced salaries. In addition, we suspended share repurchases, as required under our credit facilities, and may take other capital actions in response to the COVID-19 pandemic. As a result of the pandemic, we canceled or delayed material capital expenditures and, as a result, we will not have the benefit of those investments to help our operations and financial performance in the future. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic and actions taken by governmental authorities and other third parties in response to the pandemic. Further, as a result of the inherent uncertainty of our expectations and assumptions regarding business plans, results of operations, and financial condition, any of which may prove to be inaccurate, we may be required to record non-cash impairment charges, among other items, in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
The COVID-19 pandemic may also exacerbate the risks disclosed in this section of our Annual Report, including, but not limited to: our ability to comply with the terms of our indebtedness, our ability to generate revenues, earn profits and maintain adequate liquidity, our ability to service existing and attract new customers and maintain our overall competitiveness in the market, the potential for significant fluctuations in demand for our services, overall trends in the gaming industry impacting our business, as well as potential volatility in our stock price, among other consequences such as cybersecurity exposure.

•If we are unable to develop and protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights, or be restricted in our ability to provide various products in our markets.
Our success depends, in part, on developing and protecting our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual restrictions to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners, and customers to establish and protect our intellectual property and similar proprietary rights. We cannot assure you that we will be successful in protecting these rights and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors through malfeasance by employees, contractors or other insiders who may have access to our intellectual property; industrial, corporate or other espionage events; or unauthorized intrusions into our networks or those of our third-party vendors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.
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
In addition, we have faced and may again face claims of infringement that could interfere with our ability to use technology or other intellectual property rights that are material to our business operations. In the event a claim of infringement against us is successful, we may be required to pay royalties to use technology or other intellectual property rights that we had been using, or we may be required to enter into a license agreement and pay license fees, or we may be required to stop using the technology or other intellectual property rights that we had been using. We may be unable to obtain necessary licenses from third parties at a reasonable cost or within a reasonable amount of time. Any litigation of this type, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.
•We rely on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs, and delay deployment or suspend development of our financial services products, gaming systems, and player terminals.
We have entered into license agreements with third parties for the exclusive use of their technology and intellectual property rights in the gaming industry, such as our license to use portions of the software infrastructure upon which our financial access systems operate, and we also rely on third-party manufacturers to manufacture our gaming devices, fully integrated kiosks, and other integrated kiosk solutions. We rely on these other parties to maintain and protect this technology and the related intellectual property rights. If our licensors fail to protect their intellectual property rights in material that we license and we are unable to protect such intellectual property rights, the value of our licenses may diminish significantly, and our business could be significantly harmed. In addition, if these agreements expire and we are unable to renew them, or if this software or hardware, or functional equivalents of this software or hardware, were either no longer available to us or no longer offered to us on commercially reasonable terms, we may lose a valuable competitive advantage and our business could be harmed.
To the extent there are adverse conditions present, which have begun to, and continue to, occur during the global pandemic, we may continue to experience, various difficulties, particularly with respect to international third-party suppliers of our components, that could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our products to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.

•Our net operating losses and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.
As of December 31, 2021, we had tax effected federal and state net operating loss (“NOL”) carry-forwards of approximately $75.8 million and $8.8 million, respectively, and federal research and development credit carry-forwards of approximately $14.7 million. The federal net operating losses can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2032 (for losses incurred before 2018). Estimated federal losses incurred after 2017 of approximately $19.9 million, tax effected, can be carried forward indefinitely to offset taxable income. The state net operating loss carry-forwards will expire between 2022 and 2041. The federal research and development credits are limited to a 20 year carry-forward period and will begin to expire in varying amounts in 2029, if not utilized.
Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. As of December 31, 2021, our U.S. operations emerged from a three-year cumulative loss position. Our U.S. federal and states operating businesses had deferred tax asset valuation allowances of approximately $68.7 million as of December 31, 2020. Based on our most recent analysis as of December 31, 2021, we removed the full valuation allowance in the federal and certain state jurisdictions, contributing to a $67.9 million reduction in our valuation allowance in 2021. Our ability to utilize these NOL and other tax credit carry-forwards to reduce taxable income in future years may be limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry-forwards prior to their expiration. To the extent our results of operations decline, we may not have the ability to meet the more likely than not accounting standard which would require us to record an additional valuation allowance in the future.
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
We provide our gaming-related and financial access products and services almost exclusively to regulated gaming establishments. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (i) economic growth, due to changes in consumers’ spending preferences; (ii) economic downturns, due to decreases in our consumers’ disposable income or general tourism activities; and (iii) declining consumer confidence, due to general economic conditions, domestic- and geo-political concerns, or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. In addition, gaming in traditional gaming establishments (to which we sell our products and services) competes with Internet-based gaming. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing problem gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in traditional gaming establishments declines as a result of any of these factors, the demand for our financial access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.
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
As of December 31, 2021, we operated more than 9,700 Class II gaming units under lease or daily fixed-fee arrangements to our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed-fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
•Tribal gaming customers which operate Class III gaming units do so under compact arrangements with state governments. If these tribal gaming customers are unable to maintain or renew these existing gaming compacts, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2021, we operated more than 7,100 Class III gaming units under lease or daily fixed-fee arrangements to our tribal gaming customers. As Class III units generally perform better than Class II units, the loss of these Class III placements under lease or daily fixed-fee arrangements, if these customers are unable to renew their Class III gaming compacts and we are unable to replace these lost units with our proprietary Class II units, then our business, financial condition, operations, or cash flows may be negatively impacted.
•We derive a significant portion of our revenue from Native American tribal customers, and our ability to effectively operate in Native American gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on Native American land.
We derive a significant percentage of our revenue from the provision of financial access and gaming-related products and services to gaming facilities operated on Native American lands. Native American tribes that are federally-recognized are considered “domestic dependent nations” with certain sovereign rights and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on Native American lands, such tribes can enact their own laws and regulate gaming operations and contracts. In this capacity, Native American tribes generally enjoy a degree of sovereign immunity, which, among other things, recognizes a tribe’s inherent authority of self-determination and self-governance, immunizes the tribe from certain lawsuits outside of tribal jurisdiction, and generally authorizes a tribe’s powers of taxation and spending over its federally-recognized nation. Accordingly, before we can seek to enforce contract rights with a Native American tribe, or an agency or instrumentality of a Native American tribe, we must obtain from the Native American tribe a general or limited waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a general or limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a Native American tribe, including the right to enter Native American lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Governing law and venue provisions in our contracts with Native American tribal customers vary widely and may not be enforceable.
Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past affected, and will likely continue to affect our business, financial condition, operations, cash flows, and prospects in Native American tribal lands. The legal and regulatory uncertainties surrounding our Native American tribal agreements could result in a significant and immediate material adverse effect on our business, financial condition, operations, or cash flows. For example, certain of our agreements with Native American tribes are subject to review by regulatory authorities. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations. Regulatory action against our customers or equipment in these or other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, Native American tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each Native American tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within Native American markets.
•We may not realize sufficient returns or be successful in renewing our existing or future placement and development fee arrangements with casino operators to expand or develop gaming facilities.
In our gaming business, we have entered into placement fee agreements with several customers to secure long-term revenue share arrangements which include a fixed number of player terminal placements in the gaming facility. These placement fee arrangements sometimes provide for the removal of our player terminal placements in the event of poor game performance with no further obligation of the gaming customer.
FinTech Business
•An unexpectedly high level of chargebacks, as a result of fraud or otherwise, could materially and adversely affect our Financial Access business.
When patrons use our financial access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed financial access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. In the event that we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations or be censured by the card associations by way of fines or otherwise. Our failure to adequately manage our chargebacks could have a material adverse effect on our business, financial condition, operations, or cash flows.
•Changes in consumer willingness to pay a convenience fee to access their funds could reduce the demand for our Financial Access products and services.
Our financial access business depends upon the willingness of patrons to pay a convenience fee to access their own funds on the premises of a gaming establishment. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards, or checks. Gaming patrons could bring more cash with them to gaming establishments or access cash outside of gaming establishments without paying a fee for the convenience of not having to leave the gaming establishment. To the extent that gaming patrons become unwilling to pay these convenience fees or lower cost financial access alternatives become available, the demand for financial access services within gaming establishments will decline and our business could suffer.
•We maintain a significant amount of cash within our ATMs, which is subject to potential loss due to theft or other events, including natural disasters.
A loss of cash from the ATMs we own and for which we provide the cash to operate from our vault cash arrangements is generally our responsibility. We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct or negligence on the part of such providers. Cash losses at the ATM could occur in a variety of ways, such as natural disaster (hurricanes, floods, etc.), fires, vandalism, and theft. Our insurance policies may not cover losses that may occur to the equipment, and any losses to the cash contained in those devices would be borne by us. An increase in the frequency and/or amounts of theft and other losses could lead to a material loss of cash and negatively impact our operating results.
Risks Related to Our Capital Structure
•The leverage restrictions on our outstanding debt could have significant adverse effects on our business, financial condition and results of operations.
As of December 31, 2021, our total indebtedness was approximately $1.0 billion, which included the New Credit Facilities and the 2021 Unsecured Notes (as discussed and defined in “Note 12 - Long Term Debt”), each of which contain restrictive covenants. Our existing borrowings could impact our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk to the extent of our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness, any of which could have significant adverse effects on our business, financial condition and results of operations.
•We may not be able to generate sufficient cash to service all of our indebtedness, including the New Credit Facilities and the 2021 Unsecured Notes (defined herein), and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on our indebtedness will depend upon our future operating performance and on our ability to generate cash flow in the future, which is subject to general economic, financial, business, competitive, legislative, regulatory, and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings, including those under the New Credit Facilities, will be available to us in an amount sufficient to pay our indebtedness or to fund other liquidity needs.
•The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.
The New Credit Facilities and the indenture governing the 2021 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability, among other considerations, to: incur additional indebtedness; sell assets, or consolidate, or merge with or into other companies; pay dividends, or repurchase or redeem capital stock; make certain investments; issue capital stock of our subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.
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
Our ability to provide uninterrupted and high levels of services depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures in order to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technology failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause service interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Our investment in security measures and other defensive measures, and those employed by our third-party vendors, may not be sufficient to defend against all such current and future methods.
Our careful vetting of third parties to provide technology services and the contractual requirements related to the security that we impose on our third-party vendors who have access to this data may not be sufficient to protect us from network or system failures or service interruptions.
Any actual or perceived security breach, whether experienced by us or a third-party vendor; the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers whether accurate or not; or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public, Gaming Authorities, regulatory or law enforcement agencies following any such event may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages of our services, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increase regulatory scrutiny on us; compromised trade secret and intellectual property; exposure to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws; and potential theft of our intellectual property.
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
The occurrence of any such failure may also subject us to costly lawsuits and claims for contractual indemnities, and may negatively impact the status of our gaming regulatory licenses up to and including revocation, as well as divert valuable management, engineering, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In the event our EGMs or financial access products, systems, or networks are compromised, gaming establishments may require us to remediate any abnormality, downtime, loss of use, or suspicious activity, or require us to indemnify casino operators for lost business and, potentially, their patrons. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our financial access services, such as names, addresses, telephone numbers, bank and credit card account numbers and financial transaction information, and the compromise of such data, which may subject us to fines and other related costs of remediation.
Our insurance coverage may be insufficient to protect us against all losses and costs stemming from security breaches, cyberattacks and other types of unlawful activity, or any resulting disruptions from such events. We cannot be certain that cyber insurance will continue to be available to us on economically reasonable terms, or at all, or that any insurer will not deny coverage as to any future claim. The successful assertion of one or more large claims against us that exceed available insurance coverage, or the occurrence of changes in our insurance policies, including premium increases or the imposition of large deductible or co-insurance requirements, could have a material and adverse effect on our business, financial condition and results of operations.

Risks Related to Competition
•The gaming industry is intensely competitive, and if we are unable to compete effectively, our business could be negatively impacted.
The market for gaming devices, financial access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. In both our Games and FinTech businesses, some of our competitors and potential competitors have significant advantages over us, including greater name recognition; longer operating histories; pre-existing relationships with current or potential customers with respect to other financial services; greater financial, research, design, development, marketing, technological, and other resources; and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete and, in respect of our financial access business, to pay higher commissions or other incentives to gaming establishments in order to gain new customers. In our FinTech business, we compete with other established providers of financial access products and services, including third-party transaction processors, financial institutions, and other regional and local banks that operate ATMs on the premises of gaming establishments. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms for us to establish or maintain relationships with gaming establishments, our business, financial condition, operations, or cash flows could be materially and adversely affected.
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
Our success is dependent on our ability to develop and sell new games, products, and services that are attractive not only to our customers, but also to their customers, the gaming patrons. If our games, products, and services do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. Additionally, we may be unable to enhance existing games, products, and services in a timely manner in response to changing regulatory or legal requirements, market conditions, or customer requirements, or new games, products and services may not achieve market acceptance in new or existing markets. Delay in regulatory approvals of new gaming devices and equipment may adversely impact new product deployment. If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing or sales processes to compete, our business, financial condition, operations or cash flows could suffer a material adverse effect.
Risks Related to the Regulation of Our Business
•Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data subjects us to costly fines, penalties, and legal claims.
We collect and store personally identifiable information about cardholders and patrons that perform certain financial access and Central Credit transactions, including names, addresses, social security numbers, driver’s license numbers, and account numbers, and we maintain a database of cardholder and patron data, including account numbers, in order to process our financial access and Central Credit transactions. We also rely on our third-party processor and certain other technology partners to process and store cardholder and patron data relating to our financial access and Central Credit transactions. As a result, we, as well as our third-party processor, certain of our other technology providers, and some of our gaming establishment customers, are required to comply with various foreign, federal, and state privacy statutes and regulations and the PCI Data Security Standard. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank, and termination of our agreements with our gaming establishment customers, each of which could have a material adverse effect on our business, financial condition, operations, or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation, or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties, or sanctions from the card associations and EFT payment networks, and damage to our reputation, which could reduce and limit our ability to provide financial access and related services to our gaming establishment customers.
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
Our ability to conduct both our gaming and financial access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, Native American, and foreign regulations which vary from jurisdiction to jurisdiction. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. The gaming laws, regulations, and ordinances generally concern the antecedents, acumen, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in our companies; dictate the technical standards and regulations of our electronic player terminals, gaming systems, and certain other products; and set forth the process and manner by which the Gaming Authorities issue such licenses, findings of suitability, and product approvals. In addition, the suspension, revocation, non-renewal or limitation of any of our licenses or product approvals, or the inability to obtain or maintain requisite license or product approvals could have a material adverse effect on our business operations, financial condition, results of operations, and our ability to retain key employees. The Gaming Authorities may deny, limit, condition, suspend, or revoke a gaming license or related approval for violations of applicable gaming laws and regulations, and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations.
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
Our Central Credit gaming patron credit bureau and warranty services are subject to the FCRA, the FACTA, and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the FDCPA and applicable state laws relating to debt collection. All of our financial access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card financial access transactions and funds dispensed withdrawal services are subject to the Electronic Fund Transfer Act. Our funds dispensed services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our funds dispensed services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed regarding the provision of our funds dispensed services. The financial access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001, including as relates to our federally-mandated internal anti-money laundering program. We are required to file SARs with respect to transactions completed at all gaming establishments where we provide our financial access services through a gaming establishment’s cashier or financial services center. If we are found to be noncompliant in any way with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters. We may be required to obtain additional licenses from federal or state financial authorities in connection with our products and services. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.
We are subject to formal or informal audits, inquiries, examinations, or reviews from time to time by the regulatory authorities that enforce these financial services rules and regulations. In the event that any regulatory authority determines that the manner in which we provide financial access, patron marketing, or gaming patron credit bureau services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we provide financial access, patron marketing, or gaming patron credit bureau services, then these regulatory authorities may force us to modify the manner in which we operate or force us to stop processing certain types of financial access transactions or providing patron marketing or gaming patron credit bureau services altogether. We may also be required to pay substantial penalties and fines if we fail to comply with applicable rules and regulations. For example, if we fail to file CTRs or SARs on a timely basis or if we are found to be noncompliant in any way with either the Bank Secrecy Act or the USA PATRIOT Act of 2001, we could be subject to substantial civil and criminal penalties. In addition, our failure to comply with applicable rules and regulations could subject us to private litigation.
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
Our financial access business is subject to the extensive rules and regulations of the leading card associations, VISA and MasterCard. The rules and regulations do not expressly address some of the contexts and settings in which we process financial access transactions or do so in a manner subject to varying interpretations. As an example, we and certain of our providers must comply with the PCI Data Security Standard. The failure by any of such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through VISA, MasterCard, and other card and payment networks. We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express, as well as other regional cards issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA, MasterCard, and other payment networks.

The card associations’ and payment networks’ rules and regulations are always subject to change, and the card associations or payment networks may modify their rules and regulations from time to time. Our inability to anticipate changes in rules and regulations, or the interpretation or application thereof, may result in substantial disruption to our business. In the event that the card associations, payment networks or our sponsoring banks determine that the manner in which we process certain types of card transactions is not in compliance with existing rules and regulations, or if the card associations or payment networks adopt new rules or regulations that prohibit or restrict the manner in which we process certain types of card transactions, we may be forced to pay a fine, modify the manner in which we operate our business, or stop processing certain types of financial access transactions altogether, any of which could have a material adverse effect on our business, financial condition, operations, or cash flows.
•Card association and EFT network changes to interchange reimbursement rates or network operating fees or fees associated with the processing and settlement of our financial access transactions or other changes to their operating rules and regulations may affect our revenues, cost of revenues (exclusive of depreciation and amortization), net income, and our business generally.
We receive income from issuers of ATM, credit, and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other non-financial transactions such as balance inquiries. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as interchange reimbursement fees. The amount of this interchange reimbursement fee income is determined by the card associations and EFT networks, and this income is subject to decrease at their discretion.
We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively, we call these charges interchange fees. Subject to the limitations imposed by federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined based upon the sole discretion of the card associations and EFT networks and are subject to increase at any time. We have been seeing such card association interchange fee increases with higher frequency in recent years and with disproportionate negative impact upon transaction categories into which our financial access transactions typically fall. Competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our business, financial condition, operations, or cash flows. In addition, proposed changes to the Dodd-Frank Act, such as the repeal of the Durbin Amendment, if adopted, or other regulation that could be implemented to limit the amount of surcharge or service fees charged for our financial access transactions could have a negative impact on revenue and gross margins (exclusive of depreciation and amortization) as a result of reduced service fee revenue and potential increases in interchange rates merchants pay for debit card transactions.
The card associations and EFT networks may also elect to impose new membership or other fees, or implement new rules and regulations with respect to processing transactions through their networks, and any such new fees, rules, or regulations could have a material adverse effect on our business, financial condition, operations, or cash flows.
•The provision of our credit card access, POS debit, and funds dispensed services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship would result in a material adverse effect on our business, financial condition, operations, or cash flows.
We process virtually all of our credit card financial access, POS debit, and funds dispensed service transactions through the VISA and MasterCard card associations, both domestically and internationally, and virtually all of the revenue that we derive from our credit card financial access, POS debit, and funds dispensed services is dependent upon our continued sponsorship into the VISA and MasterCard associations. We cannot provide these services without sponsorship into the VISA and MasterCard associations by a member financial institution. Our failure to maintain our current sponsorship arrangements or secure alternative sponsorship arrangements into the VISA and MasterCard associations could have a material adverse effect on our business, financial condition, operations, or cash flows.
•Our funds dispensed service business is subject to extensive rules and regulations, which may harm our business.
Our funds dispensed services are subject to the applicable federal, state, and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed with respect to the fees we charge to patrons in connection with our funds dispensed services. ATMs are also subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. These laws and regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all, and our business, financial condition, operations, or cash flows could be materially adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our funds dispensed operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide funds dispensed services at gaming establishments. If federal, state, local, or foreign authorities adopt new laws or regulations, or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our funds dispensed business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our funds dispensed business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering into contracts to provide ATMs at gaming establishments and our business, financial condition, operations, or cash flows could suffer a material adverse effect.
•Changes to consumer privacy laws may require us to change our business practices or expend significant amounts on compliance with such laws.
Certain of our products and services depend on the ability to collect and use non-public personal, financial transaction, and other information relating to patrons. To the extent that we collect, control, or process such information, federal, state, and foreign privacy laws and regulations, including without limitation CCPA and GDPR, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes. We must comply with federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information.
Consumer protection and data privacy laws are rapidly evolving due to recent high-profile thefts and losses of sensitive consumer information from protected databases. Such laws may broaden the scope of protected information; impose new and/or stricter standards concerning the collection, control, use, sharing, and protection of consumer information; and/or require patrons to “opt-in” to the use of their information for specific purposes. Our compliance with any or all of such laws may be costly and challenging to operationalize across the uneven requirements of the numerous domestic and international jurisdictions in which we do business.
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
General Risk Factors
•We have recorded net losses in previous years and we may not generate profits in the future.
We had a net income of $152.9 million for the year ended December 31, 2021, a net loss of $81.7 million for the year ended December 31, 2020 and net income of $16.5 million for the year ended December 31, 2019. As a result of the interest payments on our indebtedness, amortization of intangible assets incurred in connection with Everi Holdings’ purchase of Everi Games in December 2014 (the “Merger”) and other acquisitions, other related acquisition and financing costs, asset impairment charges, depreciation, and other amortization, we may not be able to generate profits in the future. Our ability to continue to generate net profits in the future depends, in part, on our ability to: establish strategic business relationships with new and existing customers; retain our existing customers and expand our relationships with existing customers; provide our products and services in new markets and to new customers in existing markets; develop new games or license third-party content in our Games business and develop new products and services in our FinTech business; effectively manage a larger and more diverse workforce and business; react to changes, including technological and regulatory changes, in the markets we target or operate in; respond to competitive developments and challenges; continue to comply with the EMV global standard for cards equipped with security chip technology; and attract and retain experienced and talented personnel.
We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations, or cash flows, which could, among other things, affect our ability to make payments under our New Credit Facilities (defined herein) or the 2021 Unsecured Notes (defined herein).
•The price of our common stock may continue to fluctuate significantly.
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
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Austin, Texas	249,616	Games Headquarters and Operations	Games
Las Vegas, Nevada	143,712	Corporate Headquarters; FinTech Headquarters and Operations	FinTech
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On February 24, 2022, there were 8 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, which results in a significantly larger number of beneficial stockholders represented by these holders of record.
Dividends
We have not declared or paid any cash dividends on our capital stock as we intend to retain our earnings and utilize them for the repayment of outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors, and will depend on our contractual restrictions, results of operations, earnings, capital requirements, and other factors considered relevant by our Board of Directors. In addition, the New Credit Facilities and the indenture governing the 2021 Unsecured Notes limit our ability to declare and pay cash dividends.
Common Stock Repurchases
There were no share repurchases during the year ended December 31, 2021.
On February 28, 2020, our Board of Directors authorized and approved a share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase and no expiration date. This repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we suspended our share repurchase program.
We did not have a share repurchase program in effect for the year ended December 31, 2019.
Issuer Purchases and Withholding of Equity Securities
We repurchased or withheld from restricted stock awards 493,662, 193,809, and 95,734 shares of our common stock at an aggregate purchase price of approximately $9.4 million for the year ended December 31, 2021 and approximately $1.3 million and $1.1 million for the years ended December 31, 2020 and 2019, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards. The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2021:

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs

Tax Withholdings
10/1/21 - 10/31/21	13.4	$24.29	—	—
11/1/21 - 11/30/21	2.8	$21.81	—	—
12/1/21 - 12/31/21	2.8	$21.21	—	—
Total	19.0	$23.48	—	—
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

(3)Information regarding the share repurchase program approved by our Board of Directors is included under the heading “Common Stock Repurchases” above.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 1000 Index, and the S&P Information Technology Index during the five-year period ended December 31, 2021. We included an additional reference point, the S&P 1000 Index, as it is a comparable metric that includes small and mid-capitalization stocks, similar in capitalization to our Company.
The graph assumes that $100 was invested on December 31, 2016 in our common stock, in the S&P 500 Index, the S&P 1000 Index, and the S&P Information Technology Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data; and the cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 1000 Index, and the S&P Information Technology Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.
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
Overview
Everi is a leading supplier of imaginative entertainment and trusted technology solutions for the casino and digital gaming industry. Everi’s mission is to lead the gaming industry through the power of people, imagination and technology. Focused on player engagement and assisting our casino customers operate more efficiently, the Company develops entertaining game content and gaming machines, gaming systems and services for land-based and iGaming operators. The Company is also a preeminent and comprehensive provider of trusted financial technology solutions that power the casino floor while improving operational efficiencies and fulfilling regulatory compliance requirements, including products and services that facilitate convenient and secure cash and cashless financial transactions, self-service player loyalty tools and applications, and regulatory and intelligence software.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games and (ii) Financial Technology Solutions (“FinTech”).
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
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
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The initial impacts from the COVID-19 pandemic have begun to subside with certain aspects of the global economy, equity market valuations, and increased unemployment levels showing signs of recovery. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, with many beginning to reopen their operations over the remainder of 2020 and throughout 2021. As a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.
Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While gaming industry conditions have improved significantly in 2021 compared to 2020, it is unclear if the customer volumes experienced will continue to exceed pre-COVID levels. Resurgences of COVID-19 and its variants could result in reduced patron demand for gaming and could also result in new closures of casinos by the various governmental and regulatory agencies overseeing our customers, or even by the casino operators themselves, in an effort to contain the COVID-19 global pandemic, or mitigate its impact and the effect of vaccines on these matters.
As of December 31, 2021, excluding the few casinos that have permanently closed, there are only a minimal number of customer sites, located primarily in Canada and other international markets, whose operations still remain closed. Our revenues, cash flows, and liquidity for the fourth quarter of 2021 exceeded the fourth quarter of 2020, which were significantly impacted by the effects of COVID-19. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, and limitations on casino operations and amenities, which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With some limitations still in effect, we expect that demand and supply for our products and services may be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations or fails to increase at expected rates and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or supply chain disruptions that might impact customer deliveries or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
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
Additional Items Impacting Comparability of Results of Operations and Financial Condition
Our Financial Statements included in this report reflect the following additional items impacting the comparability of results of operations:
•In 2021, we decreased our valuation allowance for our deferred tax assets by approximately $67.9 million, of which $63.5 million was released during the fourth quarter of 2021, due to the removal of the full valuation allowance on our federal and certain states deferred tax assets.
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
•    During the third quarter of 2021, we completed a refinancing of our 7.50% senior unsecured notes due in 2025 (the “2017 Unsecured Notes”) with an offering of $400 million in aggregate principal, issued at par, of 5.00% senior unsecured notes due 2029 (the “2021 Unsecured Notes”). The fees associated with the 2021 Unsecured Notes included debt issuance costs of approximately $5.9 million.
•    During the third quarter of 2021, in connection with these refinancing and repayment activities, the total fees were approximately $40.6 million, comprised of approximately $20.8 million of early redemption penalties and make-whole interest associated with the prior debt instruments and approximately $19.8 million of capitalized debt issuance costs attributable to the new debt instruments.
•    During the third quarter of 2021, in connection with these refinancing and repayment activities, we recorded a loss on extinguishment of debt of approximately $34.4 million, comprised of cash charges of approximately $20.8 million for prepayment penalties and make-whole interest and non-cash charges of approximately $13.6 million related to the write-off of unamortized debt issuance costs and discounts associated with the prior credit facility (the “Prior Term Loan”), the prior incremental term loan facility (the “Prior Incremental Term Loan”) and the 2017 Unsecured Notes.

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
•The total North American installed slot base was slightly lower at the end of 2020 than for 2019, due to reduced capital spending and equipment removals by casino operators due to the impact of COVID-19 restrictions and casino closures. The total base had previously increased in both 2019 and 2018. In 2021, the North American installed base increased modestly compared to 2020 and we expect slight to moderate growth in the forward replacement cycle for slot machines in 2022 and in the total installed base compared to 2021, which could have a positive impact on our Games segment while new machine demand associated with new casino openings and major expansions is likely to be relatively flat year-over-year in 2022.
•We face continued competition from competitors in the gaming financial access market, as well as from larger gaming equipment manufacturers and systems providers. This competition continues to contribute to ongoing pricing pressure for both our Games and FinTech businesses.
•Concerns related to COVID-19 have increased interest in self-service and cashless alternatives by casino operators and casino patrons. With the introduction of our cashless, touchless CashClub Wallet solution, this could have a positive impact on our FinTech segment, but could also result in added competition from new competitors.
•Disruption of global supply chains experienced in 2021 related to COVID-19 may negatively impact the anticipated increase in sales of gaming equipment in the beginning of 2022. No material worsening of supply chain disruption is expected and improvements could have a positive impact on our ability to maintain year over year growth in sales of gaming equipment.
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
•Inflation has increased significantly over prior years, including as a result of recovery from the negative impacts of COVID-19. This is placing pressure on competitive wages, and will likely lead to increases in wages and other costs incurred to develop produce and ship our products.
Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments see “Item 1. Business” and “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Segment Information” included in this Annual Report on Form 10-K.

Results of Operations
Year ended December 31, 2021 compared to the year ended December 31, 2020
The following table presents our Results of Operations as reported for the year ended December 31, 2021 compared to the year ended December 31, 2020 (amounts in thousands)*:

	Year Ended
	December 31, 2021		December 31, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$272,767	41%	$156,199	41%	$116,568	75%
Gaming equipment and systems	103,844	16%	44,006	11%	59,838	136%
Gaming other	118	—%	96	—%	22	23%
Games total revenues	376,729	57%	200,301	52%	176,428	88%
FinTech revenues
Financial access services	178,019	28%	112,035	30%	65,984	59%
Software and other	67,797	10%	47,041	12%	20,756	44%
Hardware	37,840	6%	24,297	6%	13,543	56%
FinTech total revenues	283,656	43%	183,373	48%	100,283	55%
Total revenues	660,385	100%	383,674	100%	276,711	72%
Costs and expenses
Games cost of revenues (1)
Gaming operations	21,663	3%	15,192	4%	6,471	43%
Gaming equipment and systems	60,093	9%	25,680	7%	34,413	134%
Gaming other	—	—%	456	—%	(456)	(100)%
Games total cost of revenues	81,756	12%	41,328	11%	40,428	98%
FinTech cost of revenues (1)
Financial access services	6,779	1%	6,755	2%	24	—%
Software and other	4,129	—%	3,029	1%	1,100	36%
Hardware	22,785	3%	14,724	3%	8,061	55%
FinTech total cost of revenues	33,693	5%	24,508	6%	9,185	37%
Operating expenses	188,900	29%	152,546	40%	36,354	24%
Research and development	39,051	6%	27,943	7%	11,108	40%
Depreciation	61,487	9%	67,459	17%	(5,972)	(9)%
Amortization	57,987	9%	75,305	20%	(17,318)	(23)%
Total costs and expenses	462,874	70%	389,089	101%	73,785	19%
Operating income (loss)	197,511	30%	(5,415)	(1)%	202,926	3,747%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2021		December 31, 2020		2021 vs 2020
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	62,097	9%	74,564	19%	(12,467)	(17)%
Loss on extinguishment of debt	34,389	5%	7,457	2%	26,932	361%
Total other expenses	96,486	15%	82,021	21%	14,465	18%
Income (loss) before income tax	101,025	15%	(87,436)	(23)%	188,461	216%
Income tax benefit	(51,900)	(8)%	(5,756)	(2)%	46,144	802%
Net income (loss)	$152,925	23%	$(81,680)	(21)%	$234,605	287%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic for the year ended December 31, 2021, and as a result, our revenues, costs and expenses were stronger than expected in the current year, as compared to the prior year, which were negatively impacted at the onset of COVID-19. As of December 31, 2021, excluding the few casinos that have permanently closed, there are only a minimal number of customer sites, located primarily in Canada and other international markets, whose operations still remain closed.
Total Revenues
Total revenues increased by approximately $276.7 million, or 72%, to approximately $660.4 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $176.4 million, or 88%, to approximately $376.7 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to contributions from our gaming operations revenues that included: (i) an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units; (ii) an increase in our New York Lottery results as business reopened in late 2020 and operating restrictions to mitigate the impact of COVID-19 were reduced; and (iii) greater B2B digital and interactive results as we began to provide our services to new markets. In addition, we had an increase in the number of machines sold with a higher average selling price per unit from our gaming equipment revenues.
FinTech revenues increased by approximately $100.3 million, or 55%, to approximately $283.7 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes in base, new and renewed business from our financial access services revenues; (ii) higher software sales and support related service fees attributable to our compliance, Central Credit, kiosk and loyalty solutions from our software and other revenues; and (iii) an increase in unit sales of both our kiosk and loyalty equipment with a mix of more higher priced loyalty equipment sold from our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $73.8 million, or 19%, to approximately $462.9 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $40.4 million, or 98%, to approximately $81.8 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems revenues.
FinTech cost of revenues increased by approximately $9.2 million, or 37%, to approximately $33.7 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our hardware revenues, partially offset by reduced warranty expense from our check warranty solutions from our financial access services.

Operating expenses increased by approximately $36.4 million, or 24%, to approximately $188.9 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to higher payroll and related expenses to support our Games and FinTech businesses. In addition, the increase was associated with the prior year as many of the Company’s employees were still on furlough, and those that remained were on reduced pay levels during that time period. This increase in operating expenses was partially offset by the recovery of a settlement from a dispute with an insurance carrier for a payment associated with the Fair and Accurate Credit Transactions Act legal matter of approximately $1.9 million, which was offset by approximately $0.8 million of additional legal fees related to the settlement and collection of this recovery for our FinTech segment.
Research and development expense increased by approximately $11.1 million, or 40%, to approximately $39.1 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to higher payroll and related expenses, consulting fees, certification charges and testing costs from our Games and FinTech segments.
Depreciation expense decreased by approximately $6.0 million, or 9%, to approximately $61.5 million for the year ended December 31, 2021, as compared to the prior year. This was primarily associated with certain of our fixed assets that were fully depreciated in our Games segment.
Amortization expense decreased by approximately $17.3 million, or 23%, to approximately $58.0 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to certain intangible assets recorded in connection with the acquisition of the Games business being fully amortized.
Primarily as a result of the factors described above, our operating income increased by approximately $202.9 million, or 3,747%, and resulted in an operating income of approximately $197.5 million for the year ended December 31, 2021, as compared to the prior year. The operating income margin was 30% for the year ended December 31, 2021 compared to an operating loss margin of 1% for the prior year.
Interest expense, net of interest income, decreased by approximately $12.5 million, or 17%, to approximately $62.1 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to lower debt balances and more favorable variable interest rates in effect for certain of our debt instruments and a reduction in the LIBOR floor on our Prior Term Loan as a result of a repricing transaction in February 2021, a refinancing of the 2017 Unsecured Notes in July 2021 with the issuance of our 2021 Unsecured Notes and entering into the New Term Loan in August 2021.
Loss on extinguishment of debt increased by $26.9 million, or 361%, to approximately $34.4 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to increased loss from the refinancing of our 2017 Unsecured Notes in July 2021 and entering into our New Term Loan in August 2021.
Income tax benefit increased by $46.1 million, or 802%, to approximately $51.9 million for the year ended December 31, 2021, as compared to the prior year. The income tax benefit for the year ended December 31, 2021 reflected an effective income tax rate of negative 51.4%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance as we removed the full valuation allowance on our federal and certain states deferred tax assets. For additional information, refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Income Taxes”.
Primarily as a result of the factors described above, we had net income of approximately $152.9 million for the year ended December 31, 2021, as compared to a prior year net loss of approximately $81.7 million.

Year ended December 31, 2020 compared to year ended December 31, 2019:
The following table presents our Results of Operations as reported for the year ended December 31, 2020 compared to the year ended December 31, 2019 (amounts in thousands)*:

	Year Ended
	December 31, 2020		December 31, 2019		2020 vs 2019
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$156,199	41%	$188,874	35%	$(32,675)	(17)%
Gaming equipment and systems	44,006	11%	90,919	17%	(46,913)	(52)%
Gaming other	96	—%	3,326	1%	(3,230)	(97)%
Games total revenues	200,301	52%	283,119	53%	(82,818)	(29)%
FinTech revenues
Financial access services	112,035	30%	164,741	31%	(52,706)	(32)%
Software and other	47,041	12%	47,502	9%	(461)	(1)%
Hardware	24,297	6%	37,865	7%	(13,568)	(36)%
FinTech total revenues	183,373	48%	250,108	47%	(66,735)	(27)%
Total revenues	383,674	100%	533,227	100%	(149,553)	(28)%
Costs and expenses
Games cost of revenues (1)
Gaming operations	15,192	4%	18,043	3%	(2,851)	(16)%
Gaming equipment and systems	25,680	7%	50,826	10%	(25,146)	(49)%
Gaming other	456	—%	3,025	—%	(2,569)	(85)%
Games total cost of revenues	41,328	11%	71,894	13%	(30,566)	(43)%
FinTech cost of revenues (1)
Financial access services	6,755	2%	14,236	3%	(7,481)	(53)%
Software and other	3,029	1%	3,964	1%	(935)	(24)%
Hardware	14,724	3%	22,292	4%	(7,568)	(34)%
FinTech total cost of revenues	24,508	6%	40,492	8%	(15,984)	(39)%
Operating expenses	152,546	40%	162,184	30%	(9,638)	(6)%
Research and development	27,943	7%	32,505	6%	(4,562)	(14)%
Depreciation	67,459	17%	63,198	12%	4,261	7%
Amortization	75,305	20%	68,937	13%	6,368	9%
Total costs and expenses	389,089	101%	439,210	82%	(50,121)	(11)%
Operating (loss) income	(5,415)	(1)%	94,017	18%	(99,432)	(106)%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2020		December 31, 2019		2020 vs 2019
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	74,564	19%	77,844	15%	(3,280)	(4)%
Loss on extinguishment of debt	7,457	2%	179	—%	7,278	4066%
Total other expenses	82,021	21%	78,023	15%	3,998	5%
Income before income tax	(87,436)	(23)%	15,994	3%	(103,430)	(647)%
Income tax benefit	(5,756)	(2)%	(523)	—%	5,233	1001%
Net (loss) income	$(81,680)	(21)%	$16,517	3%	$(98,197)	(595)%
* Rounding may cause variances.
Total Revenues
Total revenues decreased by approximately $149.6 million, or 28%, to approximately $383.7 million for the year ended December 31, 2020, as compared to the prior year. This was primarily due to the impact of COVID-19 and the closure of many casino properties for a portion of the year. Games revenues decreased by approximately $82.8 million, or 29%, to approximately $200.3 million for the year ended December 31, 2020, as compared to the prior year. We had: (i) a decline in the sale of gaming machines included in our gaming equipment and systems revenues; and (ii) a decrease in the average daily win per unit as a result of units being deactivated for a prolonged period of time on a higher installed base of leased games largely reflecting greater demand for our premium units included in our gaming operations revenues. FinTech revenues decreased by approximately $66.7 million, or 27%, to approximately $183.4 million for the year ended December 31, 2020, as compared to the prior year. We had: (i) a decline in the dollar and transaction volumes included in our financial access services revenues; and (ii) a decrease in the sale of full service kiosks, partially offset by an increase in our loyalty kiosks included in our hardware revenues.
Costs and Expenses
Total costs and expenses decreased by approximately $50.1 million, or 11%, to approximately $389.1 million for the year ended December 31, 2020, as compared to the prior year. This was primarily due to the impact of COVID-19 and the closure of many casino properties for a portion of the year. Games cost of revenues decreased by approximately $30.6 million, or 43%, to approximately $41.3 million for the year ended December 31, 2020, as compared to the prior year. We had a reduction in the variable costs included in our gaming and equipment systems cost of revenues as a result of the decline in the sale of machines. FinTech cost of revenues decreased by approximately $16.0 million, or 39%, to approximately $24.5 million for the year ended December 31, 2020, as compared to the prior year. We had a reduction in the variable costs primarily as a result of: (i) a decline in the dollar and transaction volumes included in our financial access services cost of revenues; and (ii) a decrease in the sale of full-service kiosks, partially offset by an increase in our loyalty kiosks included in our hardware revenues.
Operating expenses decreased by approximately $9.6 million, or 6%, to approximately $152.5 million for the year ended December 31, 2020, as compared to the prior year. This was primarily due to lower payroll and related expenses and trade show-related costs from actions taken in response to COVID-19 for both our Games and FinTech operating segments. In addition, our legal expenses were lower as a result of the litigation costs we incurred in the prior year in connection with our FACTA matter related to our FinTech operating segment.
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

Amortization increased by approximately $6.4 million, or 9%, to approximately $75.3 million for the year ended December 31, 2020, as compared to the prior year. The increase was primarily due to the release of new game themes included in our Games segment and the intangible assets acquired in the prior year in connection with the loyalty business included in our FinTech segment.
Primarily as a result of the factors and responsive actions taken, described above, in light of COVID-19 and the closure of many casino properties for a portion of the year, operating income decreased by approximately $99.4 million, or 106%, and resulted in an operating loss of approximately $5.4 million for the year ended December 31, 2020, as compared to the prior year. The operating loss margin was 1% for the year ended December 31, 2020 compared to an operating income margin of 18% for the prior year.
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
Income tax benefit increased by $5.2 million, or 1001%, to approximately $5.8 million for the year ended December 31, 2020, as compared to the prior year. The income tax benefit for the year ended December 31, 2020 reflected an effective income tax rate of 6.6%, which was less than the statutory federal rate of 21.0%, primarily due to an increase in our valuation allowance as a result of the book loss incurred during the year, partially offset by certain indefinite lived deferred tax assets that may be offset against our indefinite lived deferred tax liabilities. The income tax benefit reflected an effective income tax rate of negative 3.3% for the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a partial decrease in our valuation allowance for deferred tax assets and a research credit.
Primarily as a result of the factors and responsive actions taken, described above, in light of COVID-19, our net income decreased by approximately $98.2 million, or 595%, as compared to the prior year, and resulted in a net loss of approximately $81.7 million for the year ended December 31, 2020.
Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our Financial Statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Based on this definition, we have identified our critical accounting policies as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.
Income Taxes
Deferred Tax Assets. Our deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in our Financial Statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect on the income tax provision or benefit and deferred tax assets and liabilities for a change in rates is recognized in the Statements of Operations in the period that includes the enactment date.

When measuring deferred tax assets, certain estimates and assumptions are required to assess whether a valuation allowance should be established by evaluating both positive and negative factors in accordance with accounting guidance. This evaluation requires that we exercise judgment in determining the relative significance of each factor. The assessment of the valuation allowance involves significant estimates regarding future taxable income and when it is recognized, the amount and timing of taxable differences, the reversal of temporary differences and the implementation of tax-planning strategies. A valuation allowance is established based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. Greater weight is given to evidence that is objectively verifiable, most notably historical results. If we report a cumulative loss from continuing operations before income taxes for a reasonable period of time, this form of negative evidence is difficult to overcome. In that case, we include certain aspects of our historical results in our forecasts of future taxable income, as we do not have the ability to solely rely on forecasted improvements in earnings to recover deferred tax assets. When we report a cumulative loss position, to the extent our results of operations improve, such that we have the ability to overcome the more likely than not accounting standard, we may be able to reverse the valuation allowance in the applicable period of determination. In addition, we rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets.

Based on an evaluation of the then-available positive and negative evidence, we determined it was appropriate to establish a full valuation allowance on our federal and states deferred tax assets as of December 31, 2016. At that time, and in subsequent quarters, negative evidence, including three years of cumulative losses, outweighed the positive evidence. However, as of December 31, 2021, our U.S. operations emerged from a three-year cumulative loss position. Our U.S. federal and state operating businesses had deferred tax asset valuation allowances of approximately $68.7 million as of December 31, 2020. Based on our most recent analysis as of December 31, 2021, we decreased our valuation allowance for our deferred tax assets by approximately $67.9 million, of which $63.5 million was released during the fourth quarter of 2021, due to the removal of the full valuation allowance on our federal and certain states deferred tax assets in 2021. The significant positive evidence in our analysis included: improvements in profitability, product mix, capital levels, credit metrics, a stabilizing economy and future longer-term forecasts showing sustained profitability. We believe the positive evidence now outweighs the negative evidence as of December 31, 2021 and it is more likely than not that these deferred tax assets will be realized. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” and “Note 17 — Income Taxes” included elsewhere in this Annual Report on Form 10-K for a further discussion.
There can be no assurance that our estimates and assumptions made for purposes of our measurement of deferred tax assets as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, competitive environments, anticipated growth rates, or expectations of results of operations and financial condition are not correct, we may be required to record a valuation allowance in future periods, whether in connection with our next annual measurement, or earlier, in the event an indicator of strong negative evidence is present at such time during the year.
Uncertain Tax Positions. We also follow GAAP to account for uncertainty in income taxes as recognized in our Financial Statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in our Financial Statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2021, we recorded approximately $2.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to

Consolidated Financial Statements — Note 2 — Summary of Significant Accounting Policies” and “Note 17 — Income Taxes” included elsewhere in this Annual Report on Form 10-K for a further discussion.
Goodwill
We had approximately $682.7 million of goodwill, of which approximately $449.0 million was generated by our Games reporting unit, on our Balance Sheets at December 31, 2021 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.
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

Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2021	2020
Balance sheet data
Total assets	$1,635,650	$1,477,179
Total borrowings	981,525	1,129,253
Total stockholders’ equity (deficit)	174,500	(7,898)
Cash available
Cash and cash equivalents	$302,009	$251,706
Settlement receivables	89,275	60,652
Settlement liabilities	(291,861)	(173,211)
Net cash position (1)	99,423	139,147
Undrawn revolving credit facility	125,000	35,000
Net cash available (1)	$224,423	$174,147
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
Cash Resources
As of December 31, 2021, our cash balance, cash flows and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both, a short- and long-term basis. Cash and cash equivalents at December 31, 2021 included cash in non-U.S. jurisdictions of approximately $17.5 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon available information, we believe our lenders should be able to honor their commitments under the New Credit Agreement (defined in “Note 12 — Long-Term Debt”).

Cash Flows
The following table presents a summary of our cash flow activity for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Year Ended December 31,			$ Change
	2021	2020	2019	2021 vs 2020	2020 vs 2019
Cash flow activities
Net cash provided by operating activities	$391,630	$36,179	$84,890	$355,451	$(48,711)
Net cash used in investing activities	(151,912)	(94,118)	(166,337)	(57,794)	72,219
Net cash (used in) provided by financing activities	(188,359)	15,066	77,613	(203,425)	(62,547)
Effect of exchange rates on cash and cash equivalents	18	(1,388)	1,263	1,406	(2,651)
Cash and cash equivalents and restricted cash
Net increase (decrease) for the period	51,377	(44,261)	(2,571)	95,638	(41,690)
Balance, beginning of the period	252,349	296,610	299,181	(44,261)	(2,571)
Balance, end of the period	$303,726	$252,349	$296,610	$51,377	$(44,261)
Cash flows provided by operating activities increased by approximately $355.5 million for the year ended December 31, 2021, as compared to the prior year. This was primarily attributable to net income earned and changes in working capital, most notably associated with settlement activities from our FinTech segment, partially offset by loss on extinguishment of debt incurred during the year ended December 30, 2021. Cash flows provided by operating activities decreased by approximately $48.7 million for the year ended December 31, 2020, as compared to the prior year, primarily attributable to the impact of COVID-19 on our Games and FinTech segments, as well as changes in working capital and non-cash adjustments from our Games and FinTech segments.
Cash flows used in investing activities increased by approximately $57.8 million for the year ended December 31, 2021, as compared to the prior year. This was primarily attributable to an increase in capital expenditures in our Games and FinTech segments. In addition, this increase was due to placement fees from our Games segment. Cash flows used in investing activities decreased by approximately $72.2 million for the year ended December 31, 2020, as compared to the prior year, primarily attributable to our response to the impact of COVID-19, for which we reduced our capital expenditures in both our Games and FinTech segments, and the impact of the acquisition of certain loyalty related assets in our FinTech segment in the prior year.
Cash flows used in financing activities increased by approximately $203.4 million in the year ended December 31, 2021, as compared to the prior year. This was primarily attributable to the refinancing of our 2017 Unsecured Notes in July 2021 and entering into our New Term Loan in August 2021 and incurring fees associated with these transactions. In addition, we made a final earnout payment during the current period with respect to the Atrient transaction. Cash flows provided by financing activities decreased by approximately $62.5 million in the year ended December 31, 2020, as compared to the prior year. This was primarily attributable to the repayments of borrowings under our 2017 Unsecured Notes and Senior Secured Credit Facilities during the period and the secondary equity offering in the prior year, partially offset by the proceeds from the Incremental Term Loan.
Capital Expenditures
For the year ended December 31, 2021, cash spent for capital expenditures, excluding placement fees, totaled $104.7 million, of which $81.7 million and $23.0 million was related to our Games and FinTech segments, respectively. For the year ended December 31, 2020, cash spent for capital expenditures totaled $76.4 million, of which $62.6 million and $13.8 million, was related to our Games and FinTech segments, respectively. We paid approximately $31.5 million, $3.1 million, and $17.7 million in placement fees for the years ended December 31, 2021, 2020, and 2019, respectively. In September 2021, we entered into a placement fee agreement with a customer for certain of its locations for approximately $28.9 million, which we settled in October 2021. There were no material imputed interest amounts recorded in connection with these payments for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2019, the payments made included approximately $0.6 million of imputed interest.
Long-Term Debt
At December 31, 2021, we had approximately $599 million of borrowings outstanding under the New Term Loan and there were no borrowings outstanding under the New Revolver. We had $125 million of additional borrowing availability under the

New Revolver as of December 31, 2021. At December 31, 2021, we had approximately $400 million outstanding under our 2021 Unsecured Notes.
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt.”
Contractual Obligations
The following summarizes our contractual cash obligations (in thousands):

	At December 31,
	Total	2022	2023	2024	2025	2026	Thereafter
Contractual obligations
Debt obligations (1)	$998,500	$6,000	$6,000	$6,000	$6,000	$6,000	$968,500
Estimated interest obligations (2)	276,275	38,086	38,015	37,805	37,588	37,406	87,375
Lease obligations (3)	19,389	6,635	5,001	3,739	2,971	889	154
Purchase obligations (4)	124,385	86,924	14,997	8,227	4,198	4,477	5,562
Total contractual obligations	$1,418,549	$137,645	$64,013	$55,771	$50,757	$48,772	$1,061,591

 (1) As part of the New Term Loan, we are required to make quarterly principle payments with the remaining principal being due on the maturity date. The 2021 Unsecured Notes do not require a quarterly principal payment with the final principal repayment installment being due on the maturity date. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt”
(2)Estimated interest payments were computed using the interest rate in effect at December 31, 2021 multiplied by the principal balance outstanding. For our debt obligations, the weighted average rate assumed was approximately 3.80% until August 3, 2028, when the weighted average rate would increase to 5.00% until the remaining debt is fully satisfied in 2029.
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

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.0 million, $3.1 million, and $7.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. The cash usage fees were significantly higher in the current year as compared to the prior year as a result of increased funds dispensing volumes at our customer locations as the operational impacts from the pandemic began to lessen. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $401.8 million and $340.3 million as of December 31, 2021 and 2020, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash in the maximum amount of $300 million with the ability to increase the amount as defined within the agreement or otherwise permitted by the vault cash provider. The agreement currently expires on June 30, 2023 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Funding Agreements.”
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2021, 2020, and 2019.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $401.8 million as of December 31, 2021; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $4.0 million impact on income before tax over a 12-month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the New Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest on the New Term Loan, which includes a 50 basis point floor, was 3.00% for the year ended December 31, 2021. Based upon the outstanding balance of the New Term Loan of $598.5 million as of December 31, 2021, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $6.0 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for the 2021 Unsecured Notes due 2029; therefore, an increase in LIBOR does not impact the related interest expense. At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.

We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark. We expect to utilize the replacement rate commonly referred to as the secured overnight financing rate (“SOFR”), which is the anticipated benchmark in place of LIBOR, and we do not expect the transition to SOFR to have a material impact on our business, financial condition and results of operations.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Everi Holdings Inc. and Subsidiaries
Las Vegas, NV

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Income Taxes – Release of Valuation Allowance related to Deferred Tax Assets

As described in Notes 2 and 17 to the consolidated financial statements, the Company had approximately $68.7 million of valuation allowances recorded on deferred tax assets related to federal and state loss and credit carryforwards as of December 31, 2020. Deferred income taxes reflect the net future tax effects of temporary differences between the carrying amounts of assets and liabilities for accounting purposes and their basis for income tax purposes and the tax effects of net operating losses and tax credit carryforwards. Net deferred tax assets have been recognized based on management’s estimates of future taxable income for the Company. Valuation allowances have been established for the amounts that, more likely than not, will not be realized. In assessing the realizability of deferred tax assets, management determined there was sufficient positive evidence that it was more likely than not that the net operating loss and credit carryforwards related to federal and certain state jurisdictions would be realized and therefore, released $63.5 million of the valuation allowance against the deferred tax assets during the fourth quarter of 2021.

Management considers a number of factors in assessing the realization of a deferred tax asset associated with net operating losses and tax credit carryforwards, including the reversal of temporary differences, future taxable income and ongoing prudent and feasible tax-planning strategies. Management also considers the uncertainty posed by the current economic environment and the effect of this uncertainty on the various factors that management takes into account in evaluating the need for valuation allowances.

We identified management’s judgments related to the determination of the realizability of deferred tax assets recorded as a critical audit matter due to significant judgments related to: (i) evaluating the positive and negative evidence available in the determination of the amount of deferred tax assets that were more-likely-than-not to be realized in the future and (ii) evaluating whether sufficient projected future taxable income will be generated to support the valuation allowance release. Auditing these judgments involved especially challenging auditor judgment due to the nature and extent of audit evidence and effort required to address these matters, including the extent of specialized skills or knowledge needed.

The primary procedures we performed to address this critical audit matter included:

•Assessing the reasonableness and the appropriateness of management’s judgments and assumptions used to support projected taxable income against historical performance of the Company and management’s plans.

•Reviewing and independently evaluating the rolling twelve quarter cumulative income analysis, scheduled reversal of deferred tax liabilities and industry trends used to determine the realizability of the deferred tax assets.

•Utilizing personnel with specialized knowledge and skills in accounting for income taxes to assist in the evaluation of the positive and negative evidence available, the analysis of the realizability of the deferred tax assets and the conclusions reached.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
March 1, 2022

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues
Games revenues
Gaming operations	$272,767	$156,199	$188,874
Gaming equipment and systems	103,844	44,006	90,919
Gaming other	118	96	3,326
Games total revenues	376,729	200,301	283,119
FinTech revenues
Financial access services	178,019	112,035	164,741
Software and other	67,797	47,041	47,502
Hardware	37,840	24,297	37,865
FinTech total revenues	283,656	183,373	250,108
Total revenues	660,385	383,674	533,227
Costs and expenses
Games cost of revenues (1)
Gaming operations	21,663	15,192	18,043
Gaming equipment and systems	60,093	25,680	50,826
Gaming other	—	456	3,025
Games total cost of revenues	81,756	41,328	71,894
FinTech cost of revenues (1)
Financial access services	6,779	6,755	14,236
Software and other	4,129	3,029	3,964
Hardware	22,785	14,724	22,292
FinTech total cost of revenues	33,693	24,508	40,492
Operating expenses	188,900	152,546	162,184
Research and development	39,051	27,943	32,505
Depreciation	61,487	67,459	63,198
Amortization	57,987	75,305	68,937
Total costs and expenses	462,874	389,089	439,210
Operating income (loss)	197,511	(5,415)	94,017
Other expenses
Interest expense, net of interest income	62,097	74,564	77,844
Loss on extinguishment of debt	34,389	7,457	179
Total other expenses	96,486	82,021	78,023
Income (loss) before income tax	101,025	(87,436)	15,994
Income tax benefit	(51,900)	(5,756)	(523)
Net income (loss)	152,925	(81,680)	16,517
Foreign currency translation (loss) gain	(264)	(372)	1,179
Comprehensive income (loss)	$152,661	$(82,052)	$17,696
(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Year Ended December 31,
	2021	2020	2019
Earnings (loss) per share
Basic	$1.71	$(0.96)	$0.23
Diluted	$1.53	$(0.96)	$0.21
Weighted average common shares outstanding
Basic	89,284	85,379	72,376
Diluted	99,967	85,379	79,235
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2021	2020
ASSETS
Current assets
Cash and cash equivalents	$302,009	$251,706
Settlement receivables	89,275	60,652
Trade and other receivables, net of allowances for credit losses of $5,161 and $3,689 at December 31, 2021 and December 31, 2020, respectively	104,822	74,191
Inventory	29,233	27,742
Prepaid expenses and other current assets	27,299	17,348
Total current assets	552,638	431,639
Non-current assets
Property and equipment, net	119,993	112,323
Goodwill	682,663	681,974
Other intangible assets, net	214,594	214,627
Other receivables	13,982	14,620
Deferred tax assets, net	32,121	—
Other assets	19,659	21,996
Total non-current assets	1,083,012	1,045,540
Total assets	$1,635,650	$1,477,179
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Settlement liabilities	$291,861	$173,211
Accounts payable and accrued expenses	173,933	145,029
Current portion of long-term debt	6,000	1,250
Total current liabilities	471,794	319,490
Non-current liabilities
Deferred tax liabilities, net	—	19,956
Long-term debt, less current portion	975,525	1,128,003
Other accrued expenses and liabilities	13,831	17,628
Total non-current liabilities	989,356	1,165,587
Total liabilities	1,461,150	1,485,077
Commitments and contingencies (Note 13)
Stockholders’ equity (deficit)
Common stock, $0.001 par value, 500,000 shares authorized and 116,996 and 91,313 shares issued and outstanding at December 31, 2021, respectively, and 111,872 and 86,683 shares issued and outstanding at December 31, 2020, respectively	117	112
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2021 and December 31, 2020, respectively	—	—
Additional paid-in capital	505,757	466,614
Accumulated deficit	(141,755)	(294,620)
Accumulated other comprehensive loss	(1,455)	(1,191)
Treasury stock, at cost, 25,683 and 25,190 shares at December 31, 2021 and December 31, 2020, respectively	(188,164)	(178,813)
Total stockholders’ equity (deficit)	174,500	(7,898)
Total liabilities and stockholders’ equity (deficit)	$1,635,650	$1,477,179
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Cash flows from operating activities
Net income (loss)	$152,925	$(81,680)	$16,517
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	61,487	67,459	63,198
Amortization	57,987	75,305	68,937
Non-cash lease expense	4,401	4,880	4,276
Amortization of financing costs and discounts	3,937	4,283	4,285
Loss on sale or disposal of assets	1,658	450	1,678
Accretion of contract rights	9,318	7,675	8,710
Provision for credit losses	7,540	8,010	14,647
Deferred income taxes	(52,077)	(6,579)	(1,594)
Reserve for inventory obsolescence	2,275	2,166	1,463
Write-down of assets	—	13,068	1,268
Loss on extinguishment of debt	34,389	7,457	179
Stock-based compensation	20,900	13,036	9,857
Other non-cash items	53	456	—
Changes in operating assets and liabilities:
Settlement receivables	(28,624)	9,881	12,961
Trade and other receivables	(37,617)	8,621	(41,754)
Inventory	(3,755)	(5,650)	(3,067)
Prepaid expenses and other assets	(10,219)	(4,301)	(18,724)
Settlement liabilities	118,651	(61,133)	(100,783)
Accounts payable and accrued expenses	48,401	(27,225)	42,836
Net cash provided by operating activities	391,630	36,179	84,890
Cash flows from investing activities
Capital expenditures	(104,708)	(76,429)	(114,291)
Acquisitions, net of cash acquired	(16,000)	(15,000)	(35,000)
Proceeds from sale of property and equipment	261	396	56
Placement fee agreements	(31,465)	(3,085)	(17,102)
Net cash used in investing activities	(151,912)	(94,118)	(166,337)
EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2021	2020	2019
Cash flows from financing activities
Proceeds from new term loan	600,000	—	—
Repayments of new term loan	(1,500)	—	—
Repayments of prior term loan	(735,500)	(13,500)	(58,700)
Proceeds from prior incremental term loan	—	125,000	—
Repayment of prior incremental term loan	(124,375)	(625)	—
Proceeds from prior revolver	—	35,000	—
Repayments of prior revolver	—	(35,000)	—
Proceeds from 2021 unsecured notes	400,000	—	—
Repayments of 2017 unsecured notes	(285,381)	(89,619)	—
Fees associated with debt transactions — new debt	(19,797)	—	—
Fees associated with debt transactions — prior debt	(20,828)	(11,128)	(707)
Proceeds from issuance of common stock, net	—	—	122,376
Proceeds from exercise of stock options	18,251	6,226	15,704
Treasury stock	(9,354)	(1,288)	(1,060)
Payment of acquisition contingent consideration	(9,875)	—	—
Net cash (used in) provided by financing activities	(188,359)	15,066	77,613
Effect of exchange rates on cash and cash equivalents	18	(1,388)	1,263
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	51,377	(44,261)	(2,571)
Balance, beginning of the period	252,349	296,610	299,181
Balance, end of the period	$303,726	$252,349	$296,610

	Year Ended December 31,
	2021	2020	2019
Supplemental cash disclosures
Cash paid for interest	$51,224	$67,562	$77,351
Cash paid for income tax, net of refunds	1,062	576	694
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,690	$2,801	$4,500
Accrued and unpaid placement fees added during the year	—	—	585
Accrued and unpaid liabilities for acquisitions added during the year	—	—	36,940
Transfer of leased gaming equipment to inventory	8,782	5,775	10,980

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity (Deficit)
Balance, January 1, 2019	95,100	$95	$298,929	$(229,457)	$(1,998)	$(176,464)	$(108,895)
Net income	—	—	—	16,517	—	—	16,517
Foreign currency translation	—	—	—	—	1,179	—	1,179
Issuance of common stock in public offering, net	11,500	11	122,365	—	—	—	122,376
Stock-based compensation expense	—	—	8,167	—	—	—	8,167
Exercise of options	2,595	3	15,701	—	—	—	15,704
Restricted share vesting and withholding	298	—	—	—	—	(1,060)	(1,060)
Balance, December 31, 2019	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(81,680)	—	—	(81,680)
Foreign currency translation	—	—	—	—	(372)	—	(372)
Stock-based compensation expense	—	—	14,726	—	—	—	14,726
Issuance of warrants	—	—	502	—			502
Exercise of options	1,474	2	6,224	—	—	—	6,226
Restricted share vesting and withholding	905	1	—	—	—	(1,289)	(1,288)
Balance, December 31, 2020	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	152,925	—	—	152,925
Dissolution adjustment	—	—	—	(60)	—	—	(60)
Foreign currency translation	—	—	—	—	(264)	—	(264)
Stock-based compensation expense	—	—	20,900	—	—	—	20,900
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	3,180	3	18,248	—	—	—	18,251
Restricted share vesting and withholding	1,566	2	(5)	—	—	(9,351)	(9,354)
Balance, December 31, 2021	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements”; (ii) our audited Consolidated Statements of Operations and Comprehensive Income (Loss) as our “Statements of Operations”; and (iii) our audited Consolidated Balance Sheets as our “Balance Sheets.”
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
Everi is a supplier of entertainment and technology solutions for the casino and digital gaming industry. The Company develops game content and gaming machines, gaming systems and services for land-based and iGaming operators. The Company is also a provider of financial technology solutions that power the casino floor, including products and services that facilitate cash and cashless financial transactions, self-service player loyalty tools and applications, and regulatory and intelligence software.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games; and (ii) Financial Technology Solutions (“FinTech”).
Everi Games primarily provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology and entertainment products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service ATMs and fully integrated kiosk and maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
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
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic has negatively impacted the global economy, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility in the financial markets, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The initial impacts from the COVID-19 pandemic have begun to subside with certain aspects of the global economy, equity market valuations, and increased unemployment levels showing signs of recovery. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020, with many beginning to reopen their operations over the remainder of 2020 and throughout 2021. As a result, our operations experienced significant disruptions in the first three quarters of 2020. At the immediate onset of the COVID-19 pandemic, we were affected by various measures, including, but not limited to: the institution of social distancing and sheltering-in-place requirements in many states and communities where we operate, which significantly impacted demand for our products and services, and resulted in office closures, the furlough of a majority of our employees, the implementation of temporary base salary reductions for our employees and the implementation of a work-from-home policy.

Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While gaming industry conditions improved significantly in 2021 compared to 2020, it is unclear if the customer volumes experienced will continue to exceed pre-COVID levels. Resurgences of COVID-19 and its variants could result in reduced patron demand for gaming and could also result in new closures of casinos by the various governmental and regulatory agencies overseeing our customers or even by the casino operators themselves in an effort to contain the COVID-19 global pandemic or mitigate its impact and the effect of vaccines on these matters.
As of December 31, 2021, excluding the few casinos that have permanently closed, there are only a minimal number of customer sites, located primarily in Canada and other international markets, whose operations still remain closed. At the onset of the pandemic, our customers implemented protocols intended to protect their patrons and guests from potential COVID-19 exposure and re-establish customer confidence in the gaming and hospitality industry. These measures included enhanced sanitization, limitations on public gathering and casino capacity, patron social distancing requirements, and limitations on casino operations and amenities, which have limited the number of patrons that are able or who desire to attend these venues. This has also impacted the pace at which demand for our products and services rebounds.
With various limitations still in effect, we expect that demand and supply for our products and services may be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries or otherwise. As a result, we continue to monitor and manage liquidity levels and we may, from time to time, evaluate available capital resource alternatives on acceptable terms to provide additional financial flexibility.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in this Annual Report including, but not limited to: our ability to comply with the terms of our indebtedness; our ability to generate revenues, earn profits and maintain adequate liquidity; our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business; and potential volatility in our stock price, among other concerns such as cybersecurity exposure.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements are prepared under U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Business Combinations
When we acquire a business, we recognize the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill is measured and recognized as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill (referred to as the measurement period). In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions, and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded to the Statements of Operations.
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

ATM Funding Agreements
We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming establishments provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables generated for the amount of cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming establishment for the face amount of the cash dispensed. In our Balance Sheets, the amount of the receivable for transactions processed on these funds dispensed transactions is included within settlement receivables and the amount due to the gaming establishment for the face amount of dispensing transactions is included within settlement liabilities.
For the non-Site-Funded locations, we enter into commercial arrangements with third party vendors to provide us the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay a cash usage fee based upon the target federal funds rate. Under these agreements, the currency supplied by the third-party vendors remains the sole property of these suppliers until funds are dispensed, at which time the third-party vendors obtain an interest in the corresponding settlement receivable. As the cash is an asset of these suppliers, it is therefore not reflected on our Balance Sheets. The usage fee for the cash supplied in these ATMs is included as interest expense in the Statements of Operations. Our rationale to record cash usage fees as interest expense is primarily due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index, and the fees are paid for access to a capital resource.
Settlement Receivables and Settlement Liabilities
We provide cash settlement services to gaming establishments related to our financial access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming establishment plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. In addition, cash settlement services result in amounts due to gaming establishments for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets.
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
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) deposits held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statements of cash flows for the years ended December 31, 2021, 2020, and 2019, respectively (in thousands).

		Year Ended December 31,
	Classification on our Balance Sheets	2021	2020	2019
Cash and cash equivalents	Cash and cash equivalents	$302,009	$251,706	$289,870
Restricted cash — current	Prepaid expenses and other current assets	1,616	542	6,639
Restricted cash — non-current	Other assets	101	101	101
Total		$303,726	$252,349	$296,610
Property and Equipment
Property and equipment, which includes assets leased to customers, are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the lesser of the lease term or estimated life of the related assets, generally one to five years. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation or fixed fee arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed also consists of previously deployed units currently back with us to be refurbished awaiting re-deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Operations. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when future cash flows, on an undiscounted basis, do not exceed the carrying value of the asset.
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of December 31, 2021, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Other Intangible Assets
Other intangible assets are stated at cost, less accumulated amortization, and are computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer contracts (rights to provide Games and FinTech services to gaming establishment customers), developed technology, trade names and trademarks, and contract rights acquired through business combinations; and (ii) capitalized software development costs. Customer contracts require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed six years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of definite lived intangible assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset, on an undiscounted basis and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Year Ended December 31,
	2021	2020
Contract assets (1)
Balance at January 1 — current	$9,240	$8,634
Balance at January 1 — non-current	8,321	6,774
Total	17,561	15,408
Balance at December 31 — current	9,927	9,240
Balance at December 31 — non-current	5,294	8,321
Total	15,221	17,561
(Decrease)/Increase	$(2,340)	$2,153
Contract liabilities (2)
Balance at January 1 — current	$26,980	$28,510
Balance at January 1 — non-current	289	354
Total	27,269	28,864
Balance at December 31 — current	36,238	26,980
Balance at December 31 — non-current	377	289
Total	36,615	27,269
Increase/(Decrease)	$9,346	$(1,595)
(1) The current portion of contract assets is included within trade and other receivables, net and the non-current portion is included within other receivables in our Balance Sheets.
(2) The current portion of contract liabilities is included within accounts payable and accrued expenses, and the non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $21.3 million and $23.5 million in revenue that was included in the beginning contract liability balance during 2021 and 2020, respectively.
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

Gaming Operations
We primarily provide: (i) leased gaming equipment, both Class II and Class III offerings, on a participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, and WAP; (ii) accounting and central determinant systems; and (iii) digital online gaming activities. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Under these arrangements, we retain ownership of the machines installed at customer facilities. We recognize recurring rental income over time based on a percentage of the net win per day generated by the leased gaming equipment or a daily fixed-fee based on the timing services are provided. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Gaming operations revenues generated by leased gaming equipment deployed at sites under placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $189.8 million, $116.1 million, and $143.2 million in lease revenues for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Gaming operations revenues include amounts generated by our digital offering comprised of B2B activities. Our B2B operations provide games to our business customers, including both regulated real money and social casinos, which offer the games to consumers on their apps. Our B2B arrangements primarily provide access to our game content, and revenue is recognized over time as the control transfers upon our business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social and regulated real money casinos, based on the timing services are provided.
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
FinTech Revenues
Financial Access Services
Financial Access Services revenues are generally comprised of the following distinct performance obligations: funds advanced, funds dispensed, and check services. We do not control the funds advanced and funds dispensed services provided to a customer and, therefore, we are acting as an agent whose performance obligation is to arrange for the provision of these services. Our financial access services involve the movement of funds between the various parties associated with financial access transactions and give rise to settlement receivables and settlement liabilities, both of which are settled in days following the transaction.
Funds advance revenues are primarily comprised of transaction fees assessed to gaming patrons in connection with credit card financial access and POS debit card financial access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card financial access or POS debit card financial access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third-party partners.
Funds dispensed revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with funds dispensed cash withdrawals at the time the transactions are authorized and interchange reimbursement fees paid to us by the patrons’ issuing banks. The cardholder surcharges assessed to gaming patrons in connection with funds dispensed cash withdrawals are currently a fixed dollar amount and not a percentage of the transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third-party partners.
Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming establishments. We report certain direct costs incurred as reductions to revenues on a net basis, which include: (i) warranty expenses, defined as amounts paid by the third-party check warranty service provider to gaming establishments to purchase dishonored checks; and (ii) service fees, defined as amounts paid to the third-party check warranty service provider for its assistance.
For financial access services arrangements, since the customer simultaneously receives and consumes the benefits as the performance obligations occur, we recognize revenues as earned over a period of time using an output method depicting the transfer of control to the customer based on variable consideration, such as volume of transactions processed with variability generally resolved in the reporting period.
Software and Other
Software and other revenues include amounts derived from our financial access, loyalty kiosk, compliance, and loyalty related revenue streams from the sale of: (i) software licenses, software subscriptions, professional services, and certain other ancillary fees; (ii) service-related fees associated with the sale, installation, training, and maintenance of equipment directly to our customers under contracts, which are generally short-term in nature with payment terms ranging from 30 to 90 days, secured by the related equipment; (iii) credit worthiness-related software subscription services that are based upon either a flat monthly unlimited usage fee or a variable fee structure driven by the volume of patron credit histories generated; and (iv) ancillary marketing and database services. Software license revenues are recognized at a point in time; software subscriptions are recognized over the term of the contract.
Hardware
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
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Operations, were $2.6 million, $1.3 million, and $5.0 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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
Research and development costs were $39.1 million, $27.9 million, and $32.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
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

When measuring deferred tax assets, certain estimates and assumptions are required to assess whether a valuation allowance should be established by evaluating both positive and negative factors in accordance with accounting guidance. This evaluation requires that we exercise judgment in determining the relative significance of each factor. The assessment of the valuation allowance involves significant estimates regarding future taxable income and when it is recognized, the amount and timing of taxable differences, the reversal of temporary differences and the implementation of tax-planning strategies. A valuation allowance is established based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized. Greater weight is given to evidence that is objectively verifiable, most notably historical results. If we report a cumulative loss from continuing operations before income taxes for a reasonable period of time, this form of negative evidence is difficult to overcome. In that case, we include certain aspects of our historical results in our forecasts of future taxable income, as we do not have the ability to solely rely on forecasted improvements in earnings to recover deferred tax assets. When we report a cumulative loss position, to the extent our results of operations improve, such that we have the ability to overcome the more likely than not accounting standard, we may be able to reverse the valuation allowance in the applicable period of determination. In addition, we rely on deferred tax liabilities in our assessment of the realizability of deferred tax assets if the temporary timing difference is anticipated to reverse in the same period and jurisdiction and the deferred tax liabilities are of the same character as the temporary differences giving rise to the deferred tax assets.
We also follow GAAP to account for uncertainty in income taxes as recognized in our Financial Statements. The accounting standard creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a tax position is required to meet before being recognized in our Financial Statements. The standard also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition.
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
Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 75% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). As a direct result of the circumstances surrounding the global pandemic, we were unable to offer a Company match of employee contributions for a majority of 2020. Expenses related to the matching portion of the contributions to the 401(k) Plan were $2.6 million, $0.6 million, and $2.6 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rates. As of December 31, 2021 and 2020, the fair value of trade and loan receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.

The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2021
$600 million New Term Loan	2	$598,171	$598,500
$400 million 2021 Unsecured Notes	2	$404,000	$400,000
December 31, 2020
Term loan	2	$729,138	$735,500
Incremental term loan	2	$129,972	$124,375
Senior unsecured notes	2	$296,083	$285,381
Our borrowings’ fair values were determined using Level 2 inputs based on quoted market prices for these securities.
Foreign Currency Translation
Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income (loss) on the Statements of Operations. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive loss on our Balance Sheets.
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

Reclassification of Balances
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
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
As of December 31, 2021, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.
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
Certain of our lease arrangements contain options to renew with terms that generally have the ability to extend the lease term to a range of approximately one to ten years. The exercise of lease renewal options is generally at our sole discretion. The expected lease terms include options to extend or terminate the lease when it is reasonably certain that we will exercise such option. The depreciable life of leased assets and leasehold improvements are limited by the expected term of such assets, unless there is a transfer of title or purchase option reasonably certain to be exercised.
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

Leases with an initial expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of December 31, 2021 and December 31, 2020, our finance leases were not material.
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2021	At December 31, 2020
Assets
Operating lease ROU assets	Other assets, non-current	$12,692	$16,104
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,663	$5,649
Non-current operating lease liabilities	Other accrued expenses and liabilities	$11,869	$16,077
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid for:
Long-term operating leases	$6,675	$6,411	$5,893
Short-term operating leases	$1,622	$1,908	$1,799
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$1,362	$10,356	$16,533	(2)
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
Other information related to lease terms and discount rates is as follows:

	At December 31, 2021	At December 31, 2020
Weighted Average Remaining Lease Term (in years):
Operating leases	3.52	4.16
Weighted Average Discount Rate:
Operating leases	5.04%	5.16%
Components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Operating Lease Cost:
Operating lease cost (1)	$5,474	$5,770	$4,907
Variable lease cost	$1,267	$1,682	$1,619
(1)  The amount includes approximately $4.4 million, $4.9 million and $4.3 million in non-cash lease expense attributable to amortization of ROU assets for the years ended December 31, 2021, 2020 and 2019, respectively.

Maturities of lease liabilities are summarized as follows as of December 31, 2021 (in thousands):

Year ending December 31,	Amount
2022	$6,386
2023	5,001
2024	3,739
2025	2,971
2026	889
Thereafter	154
Total future minimum lease payments	$19,140
Amount representing interest	(1,608)
Present value of future minimum lease payments	$17,532
Current operating lease obligations	(5,663)
Long-term lease obligations	$11,869
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of lease revenues. The cost of EGMs the Company is leasing to third-parties as of December 31, 2021 is approximately $249.0 million.
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the years ending December 31, 2021 and December 31, 2020.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2021	At December 31, 2020
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,331	$1,397
Net investment in sales-type leases — non-current	Other receivables	$—	$803

4. BUSINESS COMBINATIONS
We had no material acquisitions for the year ended December 31, 2021, and 2020, respectively.
The following is a summary of business combinations completed during the year ended December 31, 2019.
Atrient, Inc.
On March 8, 2019, we acquired certain assets of Atrient, Inc. (“Atrient,” the “Seller”), a privately held company that developed and distributed hardware and software applications to gaming operators to enhance gaming patron loyalty, pursuant to an asset purchase agreement. This acquisition included existing contracts with gaming operators, technology, and intellectual property that allow us to provide gaming operators with self-service enrollment, loyalty and marketing equipment, a mobile application to offer a gaming operator’s patrons additional flexibility in accessing casino promotions, and a marketing platform that manages and delivers a gaming operator’s marketing programs through these patron interfaces. This acquisition expanded our financial technology solutions offerings within our FinTech segment. Under the terms of the asset purchase agreement, we paid the Seller $20.0 million at the closing of the transaction, $10.0 million one year following the closing and another $10.0 million during the year ended December 31, 2021. The related liabilities were recorded at fair value on the acquisition date as part of the consideration transferred and were included in accounts payable and accrued expenses as of December 31, 2020.
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
5. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.0 million, $3.1 million, and $7.2 million for the years ended December 31, 2021, 2020, and 2019, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $401.8 million and $340.3 million as of December 31, 2021 and 2020, respectively.

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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the years ended December 31, 2021, 2020, and 2019.
Site-Funded ATMs
We operate ATMs at certain customers’ gaming establishments where the gaming establishment provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $194.3 million and $125.3 million as of December 31, 2021 and 2020, respectively.
Everi-Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we provide the cash required to operate the ATMs. The amount of cash supplied by Everi represents an outstanding balance under such agreements at the end of the period. Such amounts are reported within settlement receivables line on our Balance Sheets. The outstanding balances in connection with these arrangements were immaterial at December 31, 2021 and 2020.
Pre-Funded Financial Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming establishments require pre-funding of cash to cover the outstanding settlement amounts in order for us to provide financial access services to their properties. We enter into agreements with these gaming operators for which we supply our financial access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts pre-funded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial pre-funded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for financial access services, and we maintain the right to monitor the transaction activity in that account. The total amount of pre-funded cash outstanding was approximately $3.0 million and $2.6 million at December 31, 2021 and 2020, respectively, and is included in prepaid expenses and other current assets line on our Balance Sheets.
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
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2021	2020
Trade and other receivables, net
Games trade and loans receivables	$77,053	$44,794
FinTech trade and loans receivables	21,504	14,683
Contract assets (1)	15,221	17,561
Insurance settlement receivable (2)	—	7,650
Other receivables	3,695	1,923
Net investment in sales-type leases	1,331	2,200
Total trade and other receivables, net	118,804	88,811
Non-current portion of receivables
Games trade and loans receivables	(1,348)	(1,333)
FinTech trade and loans receivables	(7,340)	(4,163)
Contract assets (1)	(5,294)	(8,321)
Net investment in sales-type leases	—	(803)
Total non-current portion of receivables	(13,982)	(14,620)
Total trade and other receivables, current portion	$104,822	$74,191
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
(2) Refer to “Note 13 — Commitments and Contingencies” for a discussion on the insurance settlement receivable.
Allowance for Credit Losses
The activity in our allowance for credit losses for the years ended December 31, 2021 and 2020 is as follows (in thousands):

	At December 31,
	2021	2020
Beginning allowance for credit losses	$(3,689)	$(5,786)
Provision	(7,540)	(8,010)
Charge-offs and recoveries	6,068	10,107
Ending allowance for credit losses	$(5,161)	$(3,689)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At December 31,
	2021	2020
Inventory
Component parts, net of reserves of $2,422 and $1,262 at December 31, 2021 and December 31, 2020, respectively	$22,490	$21,560
Work-in-progress	554	182
Finished goods	6,189	6,000
Total inventory	$29,233	$27,742

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At December 31,
	2021	2020
Prepaid expenses and other current assets
Prepaid expenses	$14,389	$11,282
Deposits	7,709	4,133
Restricted cash(1)	1,616	542
Other	3,585	1,391
Total prepaid expenses and other current assets	$27,299	$17,348
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2021	2020
Other assets
Operating lease ROU assets	$12,692	$16,104
Prepaid expenses and deposits	4,789	4,952
Debt issuance costs of revolving credit facility	1,760	267
Other	418	673
Total other assets	$19,659	$21,996

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At December 31, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$248,958	$166,075	$82,883	$216,775	$136,975	$79,800
Rental pool - undeployed	2-4	23,284	18,285	4,999	21,974	16,680	5,294
FinTech equipment	1-5	32,802	21,257	11,545	33,349	21,947	11,402
Leasehold and building improvements	Lease Term	12,598	9,234	3,364	11,352	8,557	2,795
Machinery, office, and other equipment	1-5	45,277	28,075	17,202	45,085	32,053	13,032
Total		$362,919	$242,926	$119,993	$328,535	$216,212	$112,323
Depreciation expense related to property and equipment totaled approximately $61.5 million, $67.5 million, and $63.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $682.7 million and $682.0 million at December 31, 2021 and 2020, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
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

In connection with our annual goodwill impairment testing process for 2021 and 2020, we determined that no impairment adjustments were necessary for each of our reporting units.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Financial Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Loyalty Sales and Services	Total
Goodwill
Balance, December 31, 2019	$449,041	$157,074	$5,745	$17,127	$11,578	$41,070	$681,635
Foreign translation adjustment	—	14	—	—	—	—	14
Acquisitions	—	—	—	—	—	325	325
Balance, December 31, 2020	$449,041	$157,088	$5,745	$17,127	$11,578	$41,395	$681,974
Foreign translation adjustment	—	2	—	—	—	—	2
Acquisitions	—	—	—	—	687	—	687
Balance, December 31, 2021	$449,041	$157,090	$5,745	$17,127	$12,265	$41,395	$682,663
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2021			At December 31, 2020
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	3-7	$58,837	$4,237	$54,600	$60,561	$28,108	$32,453
Customer contracts	3-14	72,138	58,758	13,380	71,975	54,407	17,568
Customer relationships	8-12	231,100	147,515	83,585	231,100	126,549	104,551
Developed technology and software	1-6	342,309	280,412	61,897	313,957	255,771	58,186
Patents, trademarks, and other	2-18	20,547	19,415	1,132	19,682	17,813	1,869
Total		$724,931	$510,337	$214,594	$697,275	$482,648	$214,627
Amortization expense related to other intangible assets totaled approximately $58.0 million, $75.3 million, and $68.9 million for the years ended December 31, 2021, 2020, and 2019, respectively. We capitalized $30.2 million, $21.2 million, and $43.7 million of internally-developed software costs for the years ended December 31, 2021, 2020, and 2019, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2021 and 2019. During 2020, we recorded a full write-down of intangible assets of approximately $6.3 million, of which $6.0 million and $0.3 million, related to our Games and FinTech businesses, respectively, for certain of our internally developed and third-party software projects that were not expected to be pursued. This charge was reflected in Operating Expenses of our Statement of Operations.
The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2022	$57,122
2023	38,104
2024	28,402
2025	26,342
2026	25,712
Thereafter	11,327
Total (1)	$187,009
(1) For the year ended December 31, 2021, the Company had $27.6 million in other intangible assets that had not yet been placed into service.
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
We paid approximately $31.5 million, $3.1 million, and $17.7 million in placement fees for the years ended December 31, 2021, 2020, and 2019, respectively. In September 2021, we entered into a placement fee agreement with a customer for certain of its locations for approximately $28.9 million, which we settled in October 2021. There were no material imputed interest amounts recorded in connection with these payments for the years ended December 31, 2021 and 2020, respectively. For the year ended December 31, 2019, the payments made included approximately $0.6 million of imputed interest.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2021	2020
Accounts payable and accrued expenses
Customer commissions payable	57,515	39,028
Contract liabilities	36,238	26,980
Payroll and related expenses	29,125	13,357
Accounts payable - trade	25,453	15,503
Accrued interest	9,273	1,068
Operating lease liabilities	5,663	5,649
Financial access processing and related expenses (1)	3,619	1,109
Accrued income taxes	2,756	1,329
Contingent consideration and acquisition-related liabilities (2)	—	24,674
Litigation accrual (3)	—	12,727
Other	4,291	3,605
Total accounts payable and accrued expenses	$173,933	$145,029
(1) Refer to “Note 12 — Long-Term Debt” for further discussion.
(2) Refer to “Note 4 — Business Combinations” for discussion on contingent consideration and acquisition-related liabilities.
(3) Refer to “Note 13 — Commitments and Contingencies” for discussion on this legal matter.
12. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At December 31,
	Date	Rate	2021	2020
Long-term debt
$600 million New Term Loan	2028	LIBOR+2.50%	$598,500	$—
$125 million New Revolver	2026	LIBOR+2.50%	—	—
$820 million Prior Term Loan	2024	LIBOR+2.75%	—	735,500
$125 million Prior Incremental Term Loan	2024	LIBOR+10.50%	—	124,375
Senior Secured Credit Facilities			598,500	859,875
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	—
$375 million 2017 Unsecured Notes	2025	7.50%	—	285,381
Total debt			998,500	1,145,256
Debt issuance costs and discount			(16,975)	(16,003)
Total debt after debt issuance costs and discount			981,525	1,129,253
Current portion of long-term debt			(6,000)	(1,250)
Total long-term debt, net of current portion			$975,525	$1,128,003
New Credit Facilities
The Company, as borrower, entered into a credit agreement dated August 3, 2021 (the “Closing Date”), among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (the “New Credit Agreement”). The New Credit Agreement provides for: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “New Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “New Revolver” and together with the New Term Loan, the “New Credit Facilities”).

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
The weighted average interest rate on the New Term Loan was 3.00% for the year ended December 31, 2021.
2021 Senior Unsecured Notes
On July 15, 2021, the Company, as issuer, completed the debt offering (the “Offering”) of $400 million in aggregate principal amount of Everi’s 5.00% senior unsecured notes due 2029 (the “2021 Unsecured Notes”). Pursuant to a Purchase Agreement dated June 30, 2021 (the “Purchase Agreement”) by and among the Company and certain of Everi’s direct and indirect domestic subsidiaries, as guarantors (collectively the “Guarantors”), and Jefferies LLC as representative of the several initial purchasers (collectively the “Initial Purchasers”), the Company issued, at a price of par, and sold the 2021 Unsecured Notes to the Initial Purchasers for resale to qualified institutional buyers pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons pursuant to Regulation S of the Securities Act. The 2021 Unsecured Notes, and guarantees thereof, have not been and will not be registered under the Securities Act or the securities laws of any state or other jurisdictions, and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements of the Securities Act and applicable state securities laws.
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
During the year ended December 31, 2021, in connection with these refinancing and repayment activities, the total fees were approximately $40.6 million, comprised of approximately $20.8 million of early redemption penalties and make-whole interest associated with the prior debt instruments and approximately $19.8 million of capitalized debt issuance costs attributable to the new debt instruments.
During the year ended December 31, 2021, in connection with these refinancing and repayment activities, we recorded a loss on extinguishment of debt of approximately $34.4 million, comprised of cash charges of approximately $20.8 million for prepayment penalties and make-whole interest and non-cash charges of approximately $13.6 million related to the write-off of unamortized debt issuance costs and discounts associated with the Prior Term Loan, the Prior Incremental Term Loan and the 2017 Unsecured Notes.
For the period from January 1, 2021 to the Closing Date, the Prior Term Loan and the Prior Incremental Term Loan each had a weighted average interest rate of 3.54% and 11.50%, respectively. Together, the two facilities had a blended weighted average interest rate of 4.69% for the twelve months ended December 31, 2021.

Compliance with Debt Covenants
We were in compliance with the covenants and terms of the New Credit Facilities and the 2021 Unsecured Notes as of December 31, 2021.
Principal Repayments
The maturities of our borrowings at December 31, 2021 are as follows (in thousands):

Amount
Maturities of borrowings
2022	$6,000
2023	6,000
2024	6,000
2025	6,000
2026	6,000
Thereafter	968,500
Total	$998,500
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
We accrued approximately $14.0 million for legal contingencies in December 2019 in connection with Fair and Accurate Credit Transactions Act (“FACTA”)-related matters based on then-ongoing settlement negotiations by and among various plaintiffs and Everi by and on behalf of itself and Everi FinTech. We recovered approximately $7.7 million of the amount accrued from certain of our insurance providers in 2021, for which we had recorded an insurance settlement receivable included within trade and other receivables, net on our Balance Sheets as of December 31, 2020 and 2019. In addition, we were granted relief from Peleus Insurance Company pursuant to the provisions of our policy.
In the first quarter of 2021, we entered into a settlement agreement and received funds from our third-tier insurance carrier in the amount of approximately $1.9 million related to the FACTA matters. We recorded these proceeds against our operating expenses in our Statements of Operations during the year ended December 31, 2021. In total, the receivables have been received in full and the expenses accrued have been paid in full, which resulted in total funds received from our insurance providers of approximately $9.6 million and a net charge of approximately $4.4 million to our Statements of Operations, of which approximately $6.3 million was recorded in December 2019, offset by the reduction of operating expenses of $1.9 million recorded in the first quarter of 2021.
We did not have any new material legal matters that were accrued as of December 31, 2021.
FACTA-related matter:
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
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is set for trial in June 2022. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
Sadie Saavedra matter:
Sadie Saavedra, et al. v. Everi Payments Inc., et al. is a civil action filed on August 30, 2021, against Everi Holdings and Everi FinTech in the United States District Court, Central District of California (Western Division) by Sadie Saavedra, individually and on behalf of a class of similarly situated individuals, alleging violations of the Unfair Competition Law (California Business & Professions Code § 17200) and unjust enrichment. The plaintiffs allege that certain of Everi’s ATM screens are deceptive and designed to maximize the number of transaction fees and mislead consumers into incurring fees for transactions they did not wish to conduct. The plaintiffs are seeking restitution, injunctive relief and attorneys’ fees. We are in the early stages of litigation and currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
Sightline Payments matter:
Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that Everi’s CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. Everi filed a Motion to Dismiss or Transfer for Lack of Venue. The court has not yet set a hearing date for the pending motion. We are in the early stages of litigation and currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our asset purchase agreements discussed in “Note 4 — Business Combinations.”

14. SHAREHOLDERS’ EQUITY
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This new repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the year ended December 31, 2021.
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2021 and 2020, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2021 and 2020, we had 116,996,348 and 111,872,439 shares of common stock issued, respectively.
Treasury Stock. Employees may direct us to withhold vested shares of restricted stock to satisfy the maximum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 493,662 and 193,809 shares of common stock at an aggregate purchase price of approximately $9.4 million and $1.3 million for the years ended December 31, 2021 and 2020, respectively, to satisfy the maximum applicable tax withholding obligations related to the vesting of such restricted stock awards.
Issuance of Common Stock. In December 2019, we issued and sold 11,500,000 shares of our common stock and used the aggregate net proceeds of approximately $122.4 million to pay down a portion of the Term Loan Facility and to redeem a portion of the 2017 Unsecured Notes.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2021	2020	2019
Weighted average shares
Weighted average number of common shares outstanding — basic	89,284	85,379	72,376
Potential dilution from equity awards (1)	10,683	—	6,859
Weighted average number of common shares outstanding — diluted (1)	99,967	85,379	79,235
(1) There were no shares that were anti-dilutive under the treasury stock method for the year ended December 31, 2021. The Company was in a net loss position for the year ended December 31, 2020; therefore, no potential dilution from the application of the treasury stock method was applicable. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 3.3 million and 0.5 million shares of common stock for the years ended December 31, 2020, and 2019 as the application of the treasury stock method, as required, makes them anti-dilutive.

16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 19, 2021, the “Amended and Restated 2014 Plan”) and our 2012 Equity Incentive Plan (as amended, the “2012 Plan”) are used to attract and retain key personnel, to provide additional incentives to employees, directors, and consultants, and to promote the success of our business. Our equity incentive plans are administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices, as applicable.
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; (ii) time-based options; and (iii) market-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Units Granted
Outstanding, December 31, 2020	10,261	4,250
Granted	—	968
Exercised options or vested shares	(3,180)	(1,566)
Canceled or forfeited	(8)	(112)
Outstanding, December 31, 2021	7,073	3,540
There are approximately 5.1 million awards of our common stock available for future equity grants under our existing equity incentive plans.
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

The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	10,261	$5.18	4.4	$88,550
Granted	—
Exercised	(3,180)	5.74
Canceled or forfeited	(8)	5.21
Outstanding, December 31, 2021	7,073	4.93	3.8	116,155
Vested and expected to vest after, December 31, 2021	7,073	4.93	3.8	116,148
Exercisable, December 31, 2021	7,068	$4.93	3.8	$116,088
The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	(Years)	Prices	(in thousands)	Price
$1.46	$1.46	1,095	4.4	$1.46	1,095	$1.46
1.57	2.78	820	4.3	2.54	820	2.54
3.29	3.29	2,092	5.2	3.29	2,092	3.29
5.58	7.09	824	2.3	6.68	824	6.68
7.10	7.61	245	1.4	7.45	245	7.45
7.74	7.74	694	3.3	7.74	694	7.74
7.88	7.88	20	6.6	7.88	15	7.88
8.32	8.32	25	5.8	8.32	25	8.32
8.92	8.92	1,250	2.1	8.92	1,250	8.92
9.74	9.74	8	2.0	9.74	8	9.74
		7,073			7,068
There were no time-based or market-based option awards granted during the years ended December 31, 2021, 2020, and 2019. The total intrinsic value of options exercised was $46.5 million, $6.7 million, and $9.1 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The unrecognized compensation expense related to options expected to vest as of December 31, 2021 was not material. We received approximately $18.2 million in cash proceeds from the exercise of options during 2021.
There was approximately $0.3 million and $1.4 million in unrecognized compensation expense related to options expected to vest as of December 31, 2020 and 2019, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 0.2 years and 1.0 year for the years ended December 31, 2020 and 2019, respectively. We recorded approximately $1.4 million and $2.4 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2020 and 2019, respectively. We received approximately $6.2 million and $15.7 million in cash proceeds from the exercise of options during 2020 and 2019, respectively.
Restricted Stock Units
The fair value of our restricted stock units awarded is based on the closing stock price of our common stock at the date of grant.

Time-based Awards
The time-based restricted stock units (“RSUs”) granted to executives and the employee base, during 2021, 2020 and 2019, vest at a rate of either 33% per year on each of the first three anniversaries of the dates of grant, or 100% on the anniversary of grant date ending after either 1 year or 2 years.
The RSUs granted to independent members of our Board of Directors, during 2021, 2020 and 2019, vest on either the one-year or three-year anniversary of the date of grant and settle on the earliest of the following events: (i) ten-year anniversary of the date of grant; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Amended and Restated 2014 Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.
Performance-based Awards
The performance-based restricted stock units (“PSUs”) granted during 2021 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2023, based on certain revenue and free cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. To the extent the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the date of grant.
The PSUs granted during 2020 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2022, based on total revenue and certain revenue growth rate metrics. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The PSUs granted during 2019 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2021, based on certain revenue and free cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. If the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the grant dates.
The following table presents our restricted stock unit awards activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2020	4,250	$7.75	1.2	$58,680
Granted	968	17.70
Vested	(1,566)	7.60
Forfeited	(112)	9.53
Outstanding, December 31, 2021	3,540	10.49	1.0	75,532
Vested and expected to vest after, December 31, 2021	3,087	$10.69	1.0	$65,907
There were approximately 1.0 million shares of these awards granted during the year ended December 31, 2021. There were approximately 1.6 million awards that vested during the year ended December 31, 2021. There was approximately $23.3 million in unrecognized compensation expense related to these awards expected to vest as of December 31, 2021. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.4 years. We recorded approximately $20.6 million in non-cash compensation expense related to these awards for the year ended December 31, 2021.
There were approximately 2.2 million and 2.0 million shares of these awards granted for the years ended December 31, 2020 and 2019, respectively. The weighted average grant date fair value per share of these awards granted was $6.08 and $10.16 for the years ended December 31, 2020 and 2019, respectively. There were 0.9 million and 0.3 million RSU awards that vested during the years ended December 31, 2020 and 2019, respectively. There was approximately $15.3 million and $14.1 million unrecognized compensation expense related to these awards expected to vest as of December 31, 2020 and 2019, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.8 years and 2.5 years, respectively. We recorded approximately $11.6 million and $5.7 million in non-cash compensation expense related to RSU awards for the years ended December 31, 2020 and 2019, respectively .

In February 2020, the Compensation Committee of our Board of Directors authorized an award of RSUs to be granted to key members of management during the quarter ending March 31, 2020 based on the results of operations for the year ended December 31, 2019. The award met the definition of a liability-classified award with 2019 being the service period. As a result, the Company recorded compensation cost and corresponding share-based liability of approximately $1.7 million representing the fair value of the award at December 31, 2019 measured using the same valuation technique as for our equity-classified awards. The award was expected to be fully vested six months from the grant date and expected to be settled in shares of common stock.
17. INCOME TAXES
(Benefit) Provision for Income Taxes
The following presents consolidated income (loss) before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2021	2020	2019
Consolidated income (loss) before tax
Domestic	$100,232	$(87,832)	$11,709
Foreign	793	396	4,285
Total	$101,025	$(87,436)	$15,994
The income tax (benefit) provision attributable to the (loss) income from operations before tax consists of the following components (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax (benefit) provision
Domestic	$(51,923)	$(5,711)	$(1,238)
Foreign	23	(45)	715
Total income tax benefit	$(51,900)	$(5,756)	$(523)
Income tax (benefit) provision
Current	$177	$823	$1,071
Deferred	(52,077)	(6,579)	(1,594)
Total income tax benefit	$(51,900)	$(5,756)	$(523)
Effective Tax Rate
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2021	2020	2019
Income tax reconciliation
Federal statutory rate	21.0%	21.0%	21.0%
Foreign provision	—%	(0.2)%	2.5%
State/province income tax	3.5%	4.2%	(1.6)%
Non-deductible compensation cost	(8.1)%	0.5%	(5.3)%
Adjustments to carrying values	1.7%	0.2%	6.8%
Research and development credit	(2.3)%	1.0%	(18.8)%
Valuation allowance(1)	(67.2)%	(19.7)%	(11.9)%
Global intangible low-taxed income(2)	0.1%	—%	2.7%
Non-deductible expenses - other	0.1%	(0.1)%	1.2%
Other	(0.2)%	(0.3)%	0.1%
Effective tax rate	(51.4)%	6.6%	(3.3)%
(1) We removed the full valuation allowance in the federal and certain state jurisdictions in the fourth quarter of 2021.

(2) We had no GILTI inclusion in 2020 due to the high tax exception in some foreign jurisdictions and losses in others.
Deferred Income Taxes
The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Deferred income tax assets related to:
Net operating losses	$84,619	$109,872	$97,613
Stock compensation expense	6,210	7,293	6,802
Accounts receivable allowances	1,275	912	1,415
Accrued and prepaid expenses	11,284	8,977	7,869
Other	913	2,098	1,880
Tax credits	14,688	12,377	12,116
Interest limitation	—	—	3,738
Valuation allowance	(804)	(68,746)	(51,522)
Total deferred income tax assets	$118,185	$72,783	$79,911
Deferred income tax liabilities related to:
Property and equipment	$23,610	$18,699	$23,012
Other intangible assets	59,156	67,996	76,279
Long-term debt	7	1,482	2,680
Other	3,291	4,562	4,341
Total deferred income tax liabilities	$86,064	$92,739	$106,312
Deferred income taxes, net	$32,121	$(19,956)	$(26,401)
Net Operating Losses (“NOLs”)
We had approximately $361.0 million, or $75.8 million, tax effected, of accumulated federal NOLs as of December 31, 2021, which may be carried forward and applied to offset taxable income for 20 years and will expire starting in 2032 (for losses incurred prior to 2018). NOLs incurred after 2017 of approximately $94.8 million, or $19.9 million, tax effected, are carried forward indefinitely to offset taxable income. We had approximately $14.7 million, tax effected, of federal research and development credit carry-forwards as of December 31, 2021. The research and development credits are limited to a 20 year carry-forward period and will expire starting in 2029.
We had tax effected state NOL carry-forwards of approximately $8.8 million as of December 31, 2021, which will expire between 2022 and 2041. The determination and utilization of these state NOL carry-forwards are dependent upon apportionment percentages and other respective state laws, which may change from year to year. As of December 31, 2021, approximately $0.7 million of our valuation allowance relates to certain state NOL carry-forwards that we estimate are not more likely than not to be realized.
Deferred Tax Assets - Valuation Allowance Assessment
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
Based on an evaluation of the then-available positive and negative evidence, we determined it was appropriate to establish a full valuation allowance on our federal and states deferred tax assets as of December 31, 2016. At that time, and in subsequent quarters, negative evidence, including three years of cumulative losses, outweighed the positive evidence. However, as of December 31, 2021, our U.S. operations emerged from a three-year cumulative loss position. Our U.S. federal and states operating businesses had deferred tax asset valuation allowances of approximately $68.7 million as of December 31, 2020. Based on our most recent analysis as of December 31, 2021, we removed the full valuation allowance in the federal and certain state jurisdictions, contributing to a $67.9 million reduction in our valuation allowance in 2021. The significant positive evidence in our analysis included: improvements in profitability, product mix, capital levels, credit metrics, a stabilizing economy and future longer-term forecasts showing sustained profitability. We believe the positive evidence now outweighs the negative evidence as of December 31, 2021 and it is more likely than not that these deferred tax assets will be realized.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of period	$68,746	$51,522	$53,156
Valuation allowance - (reversal) charge	(67,942)	17,224	(1,634)
Balance at end of period	$804	$68,746	$51,522
Unrecognized Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	Year Ended December 31,
	2021	2020	2019
Unrecognized tax benefit
Unrecognized tax benefit at the beginning of the period	$1,714	$1,435	$1,062
Gross increases — tax positions in prior period	437	279	373
Unrecognized tax benefit at the end of the period	$2,151	$1,714	$1,435
We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2021, we recorded approximately $2.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
Foreign Operations
We had unrepatriated foreign earnings of approximately $14.4 million as of December 31, 2021. These earnings are considered permanently reinvested, as it is management’s intention to reinvest these foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our Senior Secured Credit Facilities in the U.S.; therefore, we do not need to repatriate our remaining foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding and other taxes.
COVID-19 Relief
On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) was enacted and signed into law. The CARES Act contains numerous tax provisions including changes to the limitation on interest deductions for 2019 and 2020. The CARES Act significantly increases the allowable interest expense deduction of the Company and results in significantly larger taxable loss for the years ended 2019 and 2020. As a result of the CARES Act, the Company fully utilized all interest expense that was deferred beginning in 2018 with no additional disallowed interest expense in 2020.
Other
We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry-forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2005 to present. For the remaining state, local, and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2018.

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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (i) Games and (ii) FinTech:
•Everi Games primarily provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) provision and maintenance of the central determinant systems for the VLTs installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) B2B digital online gaming activities.
•Everi FinTech provides gaming operators with financial technology and entertainment products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, RegTech software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2021	2020	2019
Games
Revenue
Gaming operations	$272,767	$156,199	$188,874
Gaming equipment and systems	103,844	44,006	90,919
Gaming other	118	96	3,326
Total revenues	376,729	200,301	283,119
Costs and expenses
Cost of revenues (1)
Gaming operations	21,663	15,192	18,043
Gaming equipment and systems	60,093	25,680	50,826
Gaming other	—	456	3,025
Cost of revenues	81,756	41,328	71,894
Operating expenses	70,150	63,789	61,522
Research and development	26,060	20,060	24,954
Depreciation	53,876	61,566	56,882
Amortization	42,866	59,926	57,491
Total costs and expenses	274,708	246,669	272,743
Operating income (loss)	$102,021	$(46,368)	$10,376
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2021	2020	2019
FinTech
Revenues
Financial access services	$178,019	$112,035	$164,741
Software and other	67,797	47,041	47,502
Hardware	37,840	24,297	37,865
Total revenues	283,656	183,373	250,108
Costs and expenses
Cost of revenues (1)
Financial access services	6,779	6,755	14,236
Software and other	4,129	3,029	3,964
Hardware	22,785	14,724	22,292
Cost of revenues	33,693	24,508	40,492
Operating expenses	118,750	88,757	100,662
Research and development	12,991	7,883	7,551
Depreciation	7,611	5,893	6,316
Amortization	15,121	15,379	11,446
Total costs and expenses	188,166	142,420	166,467
Operating income	$95,490	$40,953	$83,641
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2021	2020	2019
Total Games and FinTech
Total revenues	$660,385	$383,674	$533,227
Costs and expenses
Cost of revenues (1)	115,449	65,836	112,386
Operating expenses	188,900	152,546	162,184
Research and development	39,051	27,943	32,505
Depreciation	61,487	67,459	63,198
Amortization	57,987	75,305	68,937
Total costs and expenses	462,874	389,089	439,210
Operating income (loss)	$197,511	$(5,415)	$94,017
(1) Exclusive of depreciation and amortization.

	At December 31,
	2021	2020
Total assets
Games	$913,880	$811,523
FinTech	721,770	665,656
Total assets	$1,635,650	$1,477,179
For the year ended December 31, 2021, cash spent for capital expenditures totaled $104.7 million, of which $81.7 million and $23.0 million was related to our Games and FinTech businesses, respectively. For the year ended December 31, 2020, cash spent for capital expenditures totaled $76.4 million, of which $62.6 million and $13.8 million, was related to our Games and FinTech businesses, respectively.
Major customers. For the years ended December 31, 2021, 2020, and 2019, no single customer accounted for more than 10% of our revenues. Our five largest customers accounted for approximately 16%, 16%, and 14% of our total revenue in 2021, 2020, and 2019, respectively.
19. SUBSEQUENT EVENTS
On February 7, 2022, Everi Holdings Inc. (the “Company”) announced that it has entered into an agreement to acquire the stock of ecash Holdings Pty Limited and wholly-owned subsidiaries, Global Payment Technologies Australia Pty Limited, and ACN 121 187 068 Pty Limited (collectively “ecash”), a privately owned, Australia-based developer and provider of innovative cash handling and financial payment solutions for the broader gaming industry in Australia, Asia, Europe, and the United States.
The anticipated acquisition of ecash’s products and services represent a strategic extension of Everi’s current suite of financial technology solutions within the FinTech segment. The acquisition will provide Everi with a complementary portfolio of new customer locations throughout Australia, the United States, and other geographies. The closing of the transaction, subject to customary conditions, is expected to occur within 60 days.
Under the terms of the stock purchase agreement, the Company will make guaranteed payments totaling AUD$33 million, with an initial payment at the time of closing of AUD$20 million (approximately US$14 million) with the remaining payments to be made on each of the first and second anniversaries in 2023 and 2024, respectively, following the date of closing. Subject to achieving certain growth targets, there will be an additional contingent payment of up to AUD$10 million, which could increase the total consideration to AUD$43 million. Everi expects to fund the total purchase price from existing cash on hand and future cash flow.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2021. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report of Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2021, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2021.
Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included on the following page.
Changes in Internal Control over Financial Reporting
There was no change to our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Everi Holdings Inc. and Subsidiaries
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting

We have audited Everi Holdings Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated March 1, 2022 expressed an unqualified opinion thereon.

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
March 1, 2022

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics is contained under the headings “Proposal 1,” “Executive Officers,” and “Board and Corporate Governance Matters,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2022 annual meeting of stockholders (the “2022 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — Director Compensation” and “Executive Compensation,” respectively, in the 2022 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2022 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters — Director Independence” and “Transactions with Related Persons,” respectively, in the 2022 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2022 Proxy Statement is incorporated herein by reference.

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

4.2
Indenture (and Form of 7.50% Senior Note due 2025 attached as Exhibit A thereto), dated as of December 5, 2017, by and among Everi FinTech, Everi Holdings, certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 4.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 5, 2017).

Exhibit Number	Exhibit Description
4.3
First Supplemental Indenture, dated as of December 13, 2019, by and among Everi FinTech, Everi Holdings, certain of its wholly owned subsidiaries, as guarantors, and Deutsche Bank Trust Company Americas, as trustee (incorporated by reference to Exhibit 1.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 17, 2019).

4.4	Description of Securities (incorporated by reference to Exhibit 4.3 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 2, 2020).

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

10.3
Credit Agreement, dated as of August 3, 2021, among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K, filed on August 3, 2021).

10.4
Security Agreement, dated August 3, 2021, among the Company, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on August 3, 2021).

10.5
Guaranty, dated August 3, 2021, among the Company, as a guarantor, the subsidiary guarantors party thereto, and Jefferies Finance LLC, as collateral agent, related to the Credit Agreement (incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on August 3, 2021).

10.6
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

10.10
American State Bank Sponsorship Agreement, dated February 11, 2011, between Everi FinTech and American State Bank (incorporated by reference to Exhibit 10.54 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 14, 2011).

†10.11	Everi Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi FinTech filed with the SEC on March 10, 2005).

Exhibit Number	Exhibit Description
†10.12
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

†10.16
Form of Stock Option Award for Employees under the 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.5 to Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on August 5, 2014).

†10.17	Everi Holdings Amended and Restated 2014 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Everi Holdings’ Form S-8 filed with the SEC on May 19, 2021).

†10.18	Form of Stock Option Agreement under the 2014 Equity Incentive Plan (incorporated by reference to Exhibit 10.7 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

†10.24	Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.25	Amendment to the Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.26	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

†10.27
Form of Stock Option Award (Performance-Based) (Double-Trigger Acceleration) for Non-Employee Directors under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.8 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

Exhibit Number	Exhibit Description
†10.28
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

†10.33
Notice of Grant of Stock Option with Michael Rumbolz, dated February 13, 2016 (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on February 16, 2016).

†10.34
Form of Notice of Stock Option Award and Stock Option Award Agreement for Michael Rumbolz (effective August 30, 2010) (incorporated by reference to Exhibit 10.3 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on September 2, 2010).

10.35
Second Amendment to Credit Agreement, dated May 17, 2018, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 17, 2018).

†10.36
First Amendment to Amended and Restated Employment Agreement with Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.40 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

†10.37
Notice of Grant of Restricted Stock Units (Time-Based) under the 2014 Equity Incentive Plan for Michael Rumbolz (effective February 1, 2019) (incorporated by reference to Exhibit 10.41 of Everi Holdings’ Annual Report on Form 10-K filed with the SEC on March 12, 2019).

†10.38	Employment Agreement with Dean A. Ehrlich (effective January 1, 2017) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on May 9, 2018).

†10.39
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

Exhibit Number	Exhibit Description
†10.43
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

10.49
Third Amendment to Credit Agreement, dated December 12, 2019, among Everi FinTech, Everi Holdings, the subsidiary guarantors party thereto, the lenders party thereto and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 1.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on December 17, 2019).

†10.50
Fourth Amendment to Credit Agreement, dated April 21, 2020, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the subsidiary guarantors party thereto, the lenders party thereto, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 21, 2020).

†10.51
Term Loan Credit Agreement, dated April 21, 2020, among Everi Payments Inc., as borrower, Everi Holdings Inc., as parent, the lenders party thereto, and Jefferies Finance LLC, as administrative agent and collateral agent (incorporated by reference to Exhibit 10.2 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 21, 2020).

†10.52
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

Exhibit Number	Exhibit Description

†10.57
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

†10.59
Amended and Restated Employment Agreement with David J. Lucchese (effective April 1, 2020) (incorporated by reference to Exhibit 10.12 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.60
First Amendment to Employment Agreement with Dean A. Ehrlich (effective April 1, 2020) (incorporated by reference to Exhibit 10.13 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.61	Employment Agreement with Mark F. Labay (effective April 1, 2020) (incorporated by reference to Exhibit 10.14 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.62
Employment Agreement with Darren D.A. Simmons (effective January 1, 2019) (incorporated by reference to Exhibit 10.15 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

†10.63
First Amendment to Employment Agreement with Darren D.A. Simmons (effective April 1, 2020) (incorporated by reference to Exhibit 10.16 of Everi Holdings’ Quarterly Report on Form 10-Q filed with the SEC on June 2, 2020).

**+10.64
First Amendment to Sponsorship Agreement (effective March 11, 2013) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech (incorporated by reference to Exhibit 10.60 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

**+10.65
Second Amendment to Sponsorship Agreement (effective September 10, 2013) between Prosperity Bank, successor by merger to American State Bank, and Everi Fin Tech (incorporated by reference to Exhibit 10.61 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

**10.66
Third Amendment to the Sponsorship Agreement (effective October 31, 2014) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech (incorporated by reference to Exhibit 10.62 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

**+10.67
Amended and Restated Agreement for Processing Services (effective July 1, 2020) by and between Cardtronics USA, as successor in interest to Columbus Data Services, LLC, and Everi FinTech (incorporated by reference to Exhibit 10.63 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

*†10.68	Executive Chairman Agreement with Michael D. Rumbolz (effective April 1, 2022).

*†10.69	Employment Agreement with Randy L. Taylor (effective April 1, 2022).

*21.1	Subsidiaries of Everi Holdings.

*23.1	Consent of BDO USA, LLP.

*24.1	Power of Attorney (included on signature page).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
+	Portions of the exhibit have been omitted pursuant to the rules and regulations of the SEC.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2022	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
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

Signature	Title	Date

/s/ MICHAEL D. RUMBOLZ	Chairman of the Board and Chief Executive Officer	March 1, 2022
Michael D. Rumbolz	(Principal Executive Officer) and Director

/s/ RANDY L. TAYLOR	President and Chief Operating Officer	March 1, 2022
Randy L. Taylor	(Principal Operating Officer)

/s/ MARK F. LABAY	Executive Vice President, Chief Financial Officer	March 1, 2022
Mark F. Labay	(Principal Financial Officer) and Treasurer

/s/ TODD A. VALLI	Senior Vice President, Chief Accounting Officer	March 1, 2022
Todd A. Valli	(Principal Accounting Officer)

/s/ RONALD V. CONGEMI	Lead Independent Director	March 1, 2022
Ronald V. Congemi

/s/ GEOFFREY P. JUDGE	Director	March 1, 2022
Geoffrey P. Judge

/s/ EILEEN F. RANEY	Director	March 1, 2022
Eileen F. Raney

/s/ LINSTER W. FOX	Director	March 1, 2022
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	March 1, 2022
Maureen T. Mullarkey

/s/ ATUL BALI	Director	March 1, 2022
Atul Bali

/s/ SECIL TABLI WATSON	Director	March 1, 2022
Secil Tabli Watson

/s/ PAUL FINCH	Director	March 1, 2022
Paul Finch