Form 10-Q
period 2022-03-31
Everi Holdings Inc.
filed 2022-05-10
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 4, 2022, there were 92,179,652 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues
Games revenues
Gaming operations	$70,297	$58,141
Gaming equipment and systems	27,998	17,988
Gaming other	41	22
Games total revenues	98,336	76,151
FinTech revenues
Financial access services	49,879	38,712
Software and other	17,867	17,246
Hardware	9,534	7,004
FinTech total revenues	77,280	62,962
Total revenues	175,616	139,113
Costs and expenses
Games cost of revenues(1)
Gaming operations	5,995	4,759
Gaming equipment and systems	16,782	10,307
Games total cost of revenues	22,777	15,066
FinTech cost of revenues(1)
Financial access services	2,175	1,473
Software and other	935	1,004
Hardware	5,941	4,028
FinTech total cost of revenues	9,051	6,505
Operating expenses	49,825	38,043
Research and development	12,519	8,413
Depreciation	15,220	16,177
Amortization	13,633	14,715
Total costs and expenses	123,025	98,919
Operating income	52,591	40,194
Other expenses
Interest expense, net of interest income	11,348	18,471
Total other expenses	11,348	18,471
Income before income tax	41,243	21,723
Income tax provision	9,721	1,189
Net income	31,522	20,534
Foreign currency translation gain (loss)	580	(221)
Comprehensive income	$32,102	$20,313
(1) Exclusive of depreciation and amortization.

	Three Months Ended March 31,
	2022	2021
Earnings per share
Basic	$0.34	$0.24
Diluted	$0.31	$0.21
Weighted average common shares outstanding
Basic	91,408	86,984
Diluted	101,471	97,968

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$269,400	$302,009
Settlement receivables	60,348	89,275
Trade and other receivables, net of allowances for credit losses of $5,023 and $5,161 at March 31, 2022 and December 31, 2021, respectively	113,087	104,822
Inventory	45,699	29,233
Prepaid expenses and other current assets	27,856	27,299
Total current assets	516,390	552,638
Non-current assets
Property and equipment, net	119,295	119,993
Goodwill	695,436	682,663
Other intangible assets, net	221,737	214,594
Other receivables	15,742	13,982
Deferred tax assets, net	22,972	32,121
Other assets	24,450	19,659
Total non-current assets	1,099,632	1,083,012
Total assets	$1,616,022	$1,635,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$208,491	$291,861
Accounts payable and accrued expenses	192,554	173,933
Current portion of long-term debt	6,000	6,000
Total current liabilities	407,045	471,794
Non-current liabilities
Long-term debt, less current portion	974,642	975,525
Other accrued expenses and liabilities	22,623	13,831
Total non-current liabilities	997,265	989,356
Total liabilities	1,404,310	1,461,150
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 117,221 and 91,519 shares issued and outstanding at March 31, 2022, respectively, and 116,996 and 91,313 shares issued and outstanding at December 31, 2021, respectively	117	117
Additional paid-in capital	511,267	505,757
Accumulated deficit	(110,233)	(141,755)
Accumulated other comprehensive loss	(875)	(1,455)
Treasury stock, at cost, 25,702 and 25,683 shares at March 31, 2022 and December 31, 2021, respectively	(188,564)	(188,164)
Total stockholders’ equity	211,712	174,500
Total liabilities and stockholders’ equity	$1,616,022	$1,635,650

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities
Net income	$31,522	$20,534
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,220	16,177
Amortization	13,633	14,715
Non-cash lease expense	1,014	1,196
Amortization of financing costs and discounts	713	1,172
Loss on sale or disposal of assets	29	743
Accretion of contract rights	2,427	2,318
Provision for credit losses	1,947	1,999
Deferred income taxes	9,398	820
Reserve for inventory obsolescence	55	467
Stock-based compensation	4,811	3,005
Changes in operating assets and liabilities:
Settlement receivables	28,958	14,832
Trade and other receivables	(6,123)	(7,673)
Inventory	(11,069)	(2,438)
Prepaid expenses and other assets	(6,812)	(1,863)
Settlement liabilities	(83,427)	25,105
Accounts payable and accrued expenses	2,978	20,497
Net cash provided by operating activities	5,274	111,606
Cash flows from investing activities
Capital expenditures	(23,639)	(20,035)
Acquisitions, net of cash acquired	(13,318)	(10,000)
Proceeds from sale of property and equipment	57	80
Net cash used in investing activities	(36,900)	(29,955)
Cash flows from financing activities
Repayments of new term loan	(1,500)	—
Repayments of prior incremental term loan	—	(313)
Proceeds from exercise of stock options	699	2,285
Treasury stock	(400)	(173)
Net cash (used in) provided by financing activities	(1,201)	1,799
Effect of exchange rates on cash and cash equivalents	136	(120)
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(32,691)	83,330
Balance, beginning of the period	303,726	252,349
Balance, end of the period	$271,035	$335,679

Supplemental cash disclosures
Cash paid for interest	$14,439	$12,026
Cash refunded for income tax, net	(41)	(197)
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,987	$2,786
Transfer of leased gaming equipment to inventory	1,358	1,407

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	20,534	—	—	20,534
Foreign currency translation	—	—	—	—	(221)	—	(221)
Stock-based compensation expense	—	—	3,005	—	—	—	3,005
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	561	1	2,284	—	—	—	2,285
Restricted share vesting and withholding	41		(1)	—	—	(172)	(173)
Balance, March 31, 2021	112,852	$113	$471,902	$(274,086)	$(1,412)	$(178,985)	$17,532

Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	31,522	—	—	31,522
Foreign currency translation	—	—	—	—	580	—	580
Stock-based compensation expense	—	—	4,811	—	—	—	4,811
Exercise of options	164	—	699	—	—	—	699
Restricted share vesting and withholding	61		—	—	—	(400)	(400)
Balance, March 31, 2022	117,221	$117	$511,267	$(110,233)	$(875)	$(188,564)	$211,712

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations;” and (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets.”
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
Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While gaming industry conditions have improved significantly in the first quarter of 2022 and year ended December 31, 2021, compared to 2020, it is unclear if the customer equipment purchases will consistently return to pre-COVID levels. Resurgences of COVID-19 and its variants could impact future customer operations or our own; however, we continue to monitor the impacts of the global pandemic and make adjustments to our business, accordingly.

Our revenues and liquidity for the first quarter of 2022 exceeded the first quarter of 2021, as nearly all of our casino customer locations have again reopened. With various limitations still in effect, we expect that demand and supply for our products and services may be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries or otherwise.

The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), including, but not limited to: our ability to generate revenues and, earn profits, our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business, and potential volatility in our stock price, among other concerns such as cybersecurity exposure.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2022 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Three Months Ended March 31,
	2022	2021
Contract assets(1)
Balance at January 1 - current	$9,927	$9,240
Balance at January 1 - non-current	5,294	8,321
Total	15,221	17,561
Balance at March 31 - current	10,662	9,796
Balance at March 31 - non-current	3,852	7,299
Total	14,514	17,095
Decrease	$(707)	$(466)
Contract liabilities(2)
Balance at January 1 - current	$36,238	$26,980
Balance at January 1 - non-current	377	289
Total	36,615	27,269
Balance at March 31 - current	38,877	27,887
Balance at March 31 - non-current	213	98
Total	39,090	27,985
Increase	$2,475	$716
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
We recognized approximately $12.7 million and $10.5 million in revenue that was included in the beginning contract liability balance during the three months ended March 31, 2022 and 2021, respectively.
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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $47.1 million and $40.8 million for the three months ended March 31, 2022 and 2021, respectively.

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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any material financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three months ended March 31, 2022 and 2021.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2022 (in thousands).

	Classification on our Balance Sheets	At March 31, 2022	At December 31, 2021
Cash and cash equivalents	Cash and cash equivalents	$269,400	$302,009
Restricted cash - current	Prepaid expenses and other current assets	1,534	1,616
Restricted cash - non-current	Other assets	101	101
Total		$271,035	$303,726
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of March 31, 2022, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rates. As of March 31, 2022 and December 31, 2021, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2022
$600 million New Term Loan	2	$591,030	$597,000
$400 million 2021 Unsecured Notes	2	$378,000	$400,000
December 31, 2021
$600 million New Term Loan	2	$598,171	$598,500
$400 million 2021 Unsecured Notes	2	$404,000	$400,000
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

Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2021-05, 'Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments	This ASU amends the lease classification requirements for lessors to align them with practice under ASC Topic 840	January 1, 2022	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
Recent Accounting Guidance Not Yet Adopted
As of March 31, 2022, we do not anticipate recently issued accounting guidance to have a significant future impact on our consolidated financial statements.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of March 31, 2022 and December 31, 2021, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2022	At December 31, 2021
Assets
Operating lease ROU assets	Other assets, non-current	$17,483	$12,692
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$5,842	$5,663
Non-current operating lease liabilities	Other accrued expenses and liabilities	$16,099	$11,869
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for:
Long-term operating leases	$1,668	$1,625
Short-term operating leases	$409	$430
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$5,947	$—
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At March 31, 2022	At December 31, 2021
Weighted Average Remaining Lease Term (in years):
Operating leases	3.79	3.52
Weighted Average Discount Rate:
Operating leases	4.55%	5.04%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating Lease Cost:
Operating lease cost	$1,362	$1,460
Variable lease cost	$279	$250

Maturities of lease liabilities are summarized as follows as of March 31, 2022 (in thousands):

Year Ending December 31,	Amount
2022 (excluding the three months ended March 31, 2022)	$4,958
2023	6,377
2024	5,749
2025	5,043
2026	1,587
Thereafter	154
Total future minimum lease payments	23,868
Amount representing interest	1,927
Present value of future minimum lease payments	21,941
Current operating lease obligations	5,842
Long-term lease obligations	$16,099
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
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the three months ended March 31, 2022 and 2021. Our interest income recognized in connection with sales-type leases executed in the prior periods was not material.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2022	At December 31, 2021
Assets
Net investment in sales-type leases - current	Trade and other receivables, net	$898	$1,331
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
On March 1, 2022 (the “Closing Date”), the Company acquired the stock of ecash Holdings Pty Limited and wholly-owned subsidiaries Global Payment Technologies Australia Pty Limited, and ACN 121 187 068 Pty Limited (collectively “ecash”), a privately owned, Australia-based developer and provider of innovative cash handling and financial payment solutions for the broader gaming industry in Australia, Asia, Europe, and the United States. The acquisition of ecash’s products and services represents a strategic extension of Everi’s current suite of financial technology solutions within the FinTech segment. The acquisition provides Everi with a complementary portfolio of new customer locations throughout Australia, the United States, and other geographies.
Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the Closing Date of the transaction and we will pay an additional AUD$6.5 million one year following the Closing Date and another AUD$6.5 million two years following the Closing Date. In addition, we expect to pay approximately AUD$9.0 million for the excess net working capital within a year from the Closing Date.

Pursuant to the arrangement, there is an earn-out provision of up to AUD$10 million, to the extent certain growth targets are achieved. The payment, if any, is subject to certain employment restrictions and will be accounted for as compensation expense in accordance with GAAP.
The acquisition did not have a significant impact on our results of operations or financial condition for the three months ended March 31, 2022.
The total preliminary purchase consideration for ecash was as follows (in thousands, at fair value):

Amount in USD
Purchase consideration
Cash consideration paid at closing	$14,980
Cash consideration to be paid in subsequent periods	15,905
Total purchase consideration	$30,885
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Closing Date and the final fair value analysis, which we expect to complete no later than the first quarter of 2023.
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount in USD
Current assets	$14,168
Property and equipment	1,435
Other intangible assets	11,600
Goodwill	10,661
Other assets	549
Total Assets	38,413
Accounts payable and accrued expenses	6,416
Other accrued expenses and liabilities	1,112
Total liabilities	7,528
Net assets acquired	$30,885

Current assets acquired included approximately $2.8 million in cash. Trade receivables acquired of approximately $5.8 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $5.5 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets approximated their fair values.
The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value (USD)
Other Intangible Assets
Trade name	3	$700
Developed technology	3	3,600
Customer relationships	9	7,300
Total other intangible assets		$11,600
The fair value of intangible assets was determined by applying the income approach. The financial results included in our Statements of Operations since the acquisition date and through March 31, 2022 reflected revenues of approximately $1.2 million and net income of approximately $0.2 million. We incurred acquisition-related costs of approximately $0.2 million for the three months ended March 31, 2022.
5. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $390.4 million and $401.8 million as of March 31, 2022 and December 31, 2021, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three months ended March 31, 2022 and 2021.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2022	2021
Trade and other receivables, net
Games trade and loans receivables	$78,349	$77,053
FinTech trade and loans receivables	26,989	21,504
Contract assets(1)	14,514	15,221
Other receivables	8,079	3,695
Net investment in sales-type leases	898	1,331
Total trade and other receivables, net	128,829	118,804
Non-current portion of receivables
Games trade and loans receivables	1,265	1,348
FinTech trade and loans receivables	10,625	7,340
Contract assets(1)	3,852	5,294
Total non-current portion of receivables	15,742	13,982
Total trade and other receivables, current portion	$113,087	$104,822
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the three months ended March 31, 2022 and 2021 is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Beginning allowance for credit losses	$(5,161)	$(3,689)
Provision	(1,947)	(1,999)
Charge-offs and recoveries	2,085	1,239
Ending allowance for credit losses	$(5,023)	$(4,449)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2022	2021
Inventory
Component parts, net of reserves of $2,098 and $2,422 at March 31, 2022 and December 31, 2021, respectively	$33,646	$22,490
Work-in-progress	4,179	554
Finished goods	7,874	6,189
Total inventory	$45,699	$29,233

8. PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our New Revolver (as defined below), restricted cash, operating lease ROU assets, and other assets. The current portion of these assets is included in prepaid expenses and other current assets and the non-current portion is included in other assets, both of which are contained within the Balance Sheets.
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$15,738	$14,389
Deposits	8,102	7,709
Restricted cash(1)	1,534	1,616
Other	2,482	3,585
Total prepaid expenses and other current assets	$27,856	$27,299
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At March 31,	At December 31,
	2022	2021
Other assets
Operating lease ROU assets	$17,483	$12,692
Prepaid expenses and deposits	4,948	4,789
Debt issuance costs of revolving credit facility	1,664	1,760
Other	355	418
Total other assets	$24,450	$19,659

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

		At March 31, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$253,441	$171,562	$81,879	$248,958	$166,075	$82,883
Rental pool - undeployed	2-4	24,676	19,730	4,946	23,284	18,285	4,999
FinTech equipment	1-5	33,265	21,978	11,287	32,802	21,257	11,545
Leasehold and building improvements	Lease Term	12,622	9,612	3,010	12,598	9,234	3,364
Machinery, office, and other equipment	1-5	47,352	29,179	18,173	45,277	28,075	17,202
Total		$371,356	$252,061	$119,295	$362,919	$242,926	$119,993
Depreciation expense related to property and equipment totaled approximately $15.2 million and $16.2 million for the three months ended March 31, 2022 and 2021, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $695.4 million and $682.7 million at March 31, 2022 and December 31, 2021, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
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
There was no impairment identified for our goodwill for the three months ended March 31, 2022 and 2021.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At March 31, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$59,376	$6,664	$52,712	$58,837	$4,237	$54,600
Customer relationships	3-14	310,613	212,542	98,071	303,238	206,273	96,965
Developed technology and software	1-6	355,920	286,665	69,255	342,309	280,412	61,897
Patents, trade names, and other	2-18	21,247	19,548	1,699	20,547	19,415	1,132
Total		$747,156	$525,419	$221,737	$724,931	$510,337	$214,594
Amortization expense related to other intangible assets was approximately $13.6 million and $14.7 million for the three months ended March 31, 2022 and 2021, respectively.
We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three months ended March 31, 2022 and 2021, there were no material write-downs of intangible assets.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At March 31,	At December 31,
	2022	2021
Accounts payable and accrued expenses
Customer commissions payable	$65,764	$57,515
Accounts payable - trade	47,184	25,453
Contract liabilities	38,877	36,238
Payroll and related expenses	17,893	29,125
Operating lease liabilities	5,842	5,663
Accrued interest	5,816	9,273
Financial access processing and related expenses	3,865	3,619
Accrued taxes	3,317	2,756
Other	3,996	4,291
Total accounts payable and accrued expenses	$192,554	$173,933
12. LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At March 31,	At December 31,
	Date	Rate	2022	2021
Long-term debt
$600 million New Term Loan	2028	LIBOR+2.50%	$597,000	$598,500
$125 million New Revolver	2026	LIBOR+2.50%	—	—
Senior secured credit facilities			597,000	598,500
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			997,000	998,500
Debt issuance costs and discount			(16,358)	(16,975)
Total debt after debt issuance costs and discount			980,642	981,525
Current portion of long-term debt			(6,000)	(6,000)
Total long-term debt, net of current portion			$974,642	$975,525
New Credit Facilities
Our Senior Secured Credit Facilities consist of: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “New Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “New Revolver” and together with the New Term Loan, the “New Credit Facilities”). The Company, as borrower, entered into the credit agreement dated as of August 3, 2021 (the “Closing Date”), among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (the “New Credit Agreement”).
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
The weighted average interest rate on the New Term Loan was 3.00% for the three months ended March 31, 2022.
Senior Unsecured Notes
Our Senior Unsecured Notes (the “2021 USN”) had an outstanding balance of approximately $400.0 million as of March 31, 2022, for which interest accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the New Credit Facilities and the Senior Unsecured Notes as of March 31, 2022.
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

We did not have any material legal matters that were accrued for as of March 31, 2022. We received service of process on one (1) new legal matter (Mary Parrish matter) described below.

FACTA-related matter:

Geraldine Donahue, et al. v. Everi Payments Inc., et al. (“Donahue”) is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and Everi Holdings and FinTech (the “Defendants”) were substituted as the defendants on April 22, 2019. The plaintiff, on behalf of herself and others similarly situated, alleges that Everi Holdings and Everi FinTech (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing financial access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. The plaintiff sought an award of statutory damages, attorneys’ fees, and costs. The parties settled this matter on a nationwide class basis. On December 3, 2020, the court entered the Final Order and Judgment approving the settlement and dismissing all claims asserted against the Defendants with prejudice. Everi Holdings and Everi FinTech have paid all funds required pursuant to the settlement. Distributions were made to class members and remaining unclaimed funds were distributed to nonprofit charitable organizations in compliance with the court’s October 4, 2021, Defense counsel for Everi Payments Inc. has asked the court provide a final closing order/entry as this matter is now closed.

NRT matter:

NRT Technology Corp., et al. v. Everi Holdings Inc., et al. is a civil action filed on April 30, 2019 against Everi Holdings and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. Discovery is closed and this case is currently set for trial on September 26, 2022. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.

Zenergy Systems, LLC matter:

Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is set for trial in June 2022. We are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.

Sadie Saavedra matter:

Sadie Saavedra, et al. v. Everi Payments Inc., et al. is a civil action filed on August 30, 2021, against Everi Holdings and Everi FinTech in the United States District Court, Central District of California (Western Division) by Sadie Saavedra, individually and on behalf of a class of similarly situated individuals, alleging violations of the Unfair Competition Law (California Business & Professions Code § 17200) and unjust enrichment. The plaintiffs allege that certain of Everi’s ATMs screen are deceptive and designed to maximize the number of transaction fees and mislead consumers into incurring fees for additional transactions. The plaintiffs are seeking restitution, injunctive relief and attorneys’ fees. On April 11, 2022, the Court entered an Order granting the Motion to Dismiss on behalf of Everi Holdings and Everi FinTech. It is unclear at this time if the plaintiff will appeal the Court’s Order and we are currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter.

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

Mary Parrish matter:

Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief as the court deems proper. Everi filed a Petition for Removal to the United States District Court, District of Nevada. Thereafter, Everi filed a Motion to Dismiss, which is pending in the United States District Court. Due to the early stages of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our purchase agreements discussed in “Note 4 — Business Combinations.”
14. STOCKHOLDERS’ EQUITY
On February 28, 2020, our Board of Directors authorized and approved a new share repurchase program granting us the authority to repurchase an amount not to exceed $10.0 million of outstanding Company common stock with no minimum number of shares that the Company is required to repurchase. This repurchase program commenced in the first quarter of 2020 and authorizes us to buy our common stock from time to time in open market transactions, block trades or in private transactions in accordance with trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended, or by a combination of such methods, including compliance with the Company’s finance agreements. The share repurchase program is subject to available liquidity, general market and economic conditions, alternate uses for the capital and other factors, and may be suspended or discontinued at any time without prior notice. In light of COVID-19, we have suspended our share repurchase program. There were no share repurchases during the three months ended March 31, 2022 and 2021, respectively.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Weighted average shares
Weighted average number of common shares outstanding - basic	91,408	86,984
Potential dilution from equity awards(1)	10,063	10,984
Weighted average number of common shares outstanding - diluted(1)	101,471	97,968
(1) There were no shares that were anti-dilutive under the treasury stock method for the three months ended March 31, 2022 and 2021, respectively.
16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; (ii) time-based options; and (iii) market-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2021	7,073	3,540
Granted	—	25
Exercised options or vested shares	(164)	(61)
Canceled or forfeited	—	(13)
Outstanding, March 31, 2022	6,909	3,491
There are approximately 5.1 million awards of our common stock available for future equity grants under our existing equity incentive plans as of March 31, 2022.

17. INCOME TAXES
The income tax provision for the three months ended March 31, 2022, reflected an effective income tax rate of 23.6%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and an accrual for foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax provision for the three months ended March 31, 2021 reflected an effective income tax rate of 5.5%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for our deferred tax assets and the benefit from both stock option exercises and from a research credit.

We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of March 31, 2022, we recorded approximately $2.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
18. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM generally consists of the Chief Executive Officer and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
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
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended March 31,
	2022	2021
Games
Revenues
Gaming operations	$70,297	$58,141
Gaming equipment and systems	27,998	17,988
Gaming other	41	22
Total revenues	98,336	76,151
Costs and expenses
Cost of revenues(1)
Gaming operations	5,995	4,759
Gaming equipment and systems	16,782	10,307
Cost of revenues	22,777	15,066
Operating expenses	17,346	14,595
Research and development	7,630	5,667
Depreciation	12,981	14,563
Amortization	9,805	10,984
Total costs and expenses	70,539	60,875
Operating income	$27,797	$15,276
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended March 31,
	2022	2021
FinTech
Revenues
Financial access services	$49,879	$38,712
Software and other	17,867	17,246
Hardware	9,534	7,004
Total revenues	77,280	62,962
Costs and expenses
Cost of revenues(1)
Financial access services	2,175	1,473
Software and other	935	1,004
Hardware	5,941	4,028
Cost of revenues	9,051	6,505
Operating expenses	32,479	23,448
Research and development	4,889	2,746
Depreciation	2,239	1,614
Amortization	3,828	3,731
Total costs and expenses	52,486	38,044
Operating income	$24,794	$24,918
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At March 31,	At December 31,
	2022	2021
Total assets
Games	$909,584	$913,880
FinTech	706,438	721,770
Total assets	$1,616,022	$1,635,650
Major Customers. No single customer accounted for more than 10% of our revenues for the three months ended March 31, 2022 and 2021. Our five largest customers accounted for approximately 15% and 18% of our revenues for the three months ended March 31, 2022 and 2021, respectively.
19. SUBSEQUENT EVENTS
Acquisition
The Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on Historical Horse Racing (“HHR”) games, effective on April 30, 2022.
The acquisition of Intuicode provides Everi with additional HHR expertise that will help the Company accelerate its entry into and growth in the expanding HHR market that will benefit the Games segment.

Under the terms of the stock purchase agreement, the acquisition cost includes an initial payment of $12.5 million, with two additional payments based on future revenue to be made on each of the first and second anniversaries of the acquisition's closing in 2023 and 2024, which is expected to increase the total consideration to be between $22 million and $27 million. Everi expects to fund the total purchase price from existing cash on hand and future cash flow.

This transaction will be accounted for as a business combination under the acquisition method of accounting. The acquisition is not expected to have a material impact on our results of operations or financial condition.

Share Repurchase Program
On May 4, 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of March 31, 2022, Everi had approximately 91.5 million shares issued and outstanding, net of 25.7 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements”; (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations”; (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets”; and (iv) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning.

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

Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand inflationary and other factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by international, federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by international, federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening safety protocols; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover; our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

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
Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While there may be further uncertainty facing our customers as a result of COVID-19, we continue to evaluate our business strategies and the impacts of the global pandemic on our results of operations and financial condition and make business decisions to mitigate further risk. While gaming industry conditions have improved significantly in the first quarter of 2022 and year ended December 31, 2021, compared to 2020, it is unclear if the customer equipment purchases will consistently return to pre-COVID levels. Resurgences of COVID-19 and its variants could impact future customer operation or our own; however, we continue to monitor the impacts of the global pandemic and make adjustments to our business, accordingly.

Our revenues and liquidity for the first quarter of 2022 exceeded the first quarter of 2021, as nearly all of our casino customer locations have again reopened. With various limitations still in effect, we expect that demand and supply for our products and services may be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries or otherwise.

The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to generate revenues and, earn profits, our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business, and potential volatility in our stock price, among other concerns such as cybersecurity exposure.
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

Results of Operations
Three months ended March 31, 2022 compared to three months ended March 31, 2021
The following table presents our Results of Operations as reported for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 (amounts in thousands)*:

	Three Months Ended
	March 31, 2022		March 31, 2021		2022 vs 2021
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$70,297	40%	$58,141	42%	$12,156	21%
Gaming equipment and systems	27,998	16%	17,988	13%	10,010	56%
Gaming other	41	—%	22	—%	19	86%
Games total revenues	98,336	56%	76,151	55%	22,185	29%
FinTech revenues
Financial access services	49,879	29%	38,712	28%	11,167	29%
Software and other	17,867	10%	17,246	12%	621	4%
Hardware	9,534	5%	7,004	5%	2,530	36%
FinTech total revenues	77,280	44%	62,962	45%	14,318	23%
Total revenues	175,616	100%	139,113	100%	36,503	26%
Costs and expenses
Games cost of revenues(1)
Gaming operations	5,995	3%	4,759	3%	1,236	26%
Gaming equipment and systems	16,782	10%	10,307	8%	6,475	63%
Games total cost of revenues	22,777	13%	15,066	11%	7,711	51%
FinTech cost of revenues(1)
Financial access services	2,175	1%	1,473	1%	702	48%
Software and other	935	1%	1,004	1%	(69)	(7)%
Hardware	5,941	3%	4,028	3%	1,913	47%
FinTech total cost of revenues	9,051	5%	6,505	5%	2,546	39%
Operating expenses	49,825	28%	38,043	27%	11,782	31%
Research and development	12,519	7%	8,413	6%	4,106	49%
Depreciation	15,220	9%	16,177	12%	(957)	(6)%
Amortization	13,633	8%	14,715	10%	(1,082)	(7)%
Total costs and expenses	123,025	70%	98,919	71%	24,106	24%
Operating income	52,591	30%	40,194	29%	12,397	31%
Other expenses
Interest expense, net of interest income	11,348	7%	18,471	13%	(7,123)	(39)%
Total other expenses	11,348	7%	18,471	13%	(7,123)	(39)%
Income before income tax	41,243	23%	21,723	16%	19,520	90%

(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	March 31, 2022		March 31, 2021		2022 vs 2021
	$	%	$	%	$	%
Income tax provision	9,721	5%	1,189	1%	8,532	718%
Net income	$31,522	18%	$20,534	15%	$10,988	54%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic, for the three months ended March 31, 2022, and as a result, our revenues, costs and expenses were stronger in the current year period, as compared to the same period in the prior year, which were negatively impacted by certain casino closures that again occurred in the first quarter of 2021.
Revenues
Total revenues increased by approximately $36.5 million, or 26%, to approximately $175.6 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $22.2 million, or 29%, to approximately $98.3 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to an increase in both the total number of units in our installed base and the average daily win per unit, particularly associated with a greater mix of premium units from our gaming operations revenues along with an increased customer base in our digital online gaming activities. In addition, we had an increase in the number of machines sold from our gaming equipment revenues.

FinTech revenues increased by approximately $14.3 million, or 23%, to approximately $77.3 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes in base, new and renewed business from our financial access services revenues; (ii) contributions from the newly acquired Australian cash handling and financial payment solutions company, ecash; and (iii) an increase in unit sales of our kiosks.

Costs and Expenses
Total costs and expenses increased by approximately $24.1 million, or 24%, to approximately $123.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $7.7 million, or 51%, to approximately $22.8 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems revenues.
FinTech cost of revenues increased by approximately $2.5 million, or 39%, to approximately $9.1 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our hardware revenues, as well as higher warranty expense from our check warranty solutions from our financial access services.
Operating expenses increased by approximately $11.8 million, or 31%, to approximately $49.8 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support the growth of our operations, including higher employee travel cost resulting from more normalized operations of our customers in our Games and FinTech segments. In addition, the increase was associated with increased legal expenses due to ongoing litigation and legal costs incurred in connection with acquisition activity during the quarter.
Research and development expenses increased by approximately $4.1 million, or 49%, to approximately $12.5 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This increase was primarily the result of the growth in our operations and the continued investment in new products in our Games and FinTech segments.

Depreciation expense decreased by approximately $1.0 million, or 6%, to approximately $15.2 million for the three months ended March 31, 2022, as compared to the same period in the prior year, as capital spending has been reduced resulting in a lower asset base in our Games segment.

Amortization expense decreased by approximately $1.1 million, or 7%, to approximately $13.6 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to intangible assets recorded in prior years being fully amortized in our Games segment.
Primarily as a result of the factors described above, our operating income increased by approximately $12.4 million, or 31%, as compared to the same period in the prior year. The operating income margin was 30% for the three months ended March 31, 2022 compared to 29% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $7.1 million, or 39%, to approximately $11.3 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily due to interest savings achieved from a refinancing of our prior credit facilities and unsecured note in the third quarter of 2021 that resulted in a lower amount of principal outstanding and a lower borrowing rate.
The income tax provision was $9.7 million for the three months ended March 31, 2022, an increase of approximately $8.5 million, as compared to $1.2 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 23.6% for the three months ended March 31, 2022, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and an accrual for foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax provision reflected an effective income tax rate of 5.5% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period and the benefit from both stock option exercises and from a research credit.
Primarily as a result of the factors described above, we had net income of approximately $31.5 million for the three months ended March 31, 2022. We had net income of approximately $20.5 million for the three months ended March 31, 2021.
Critical Accounting Estimates
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
There were no material changes to our critical accounting estimates as compared to those disclosed in our Annual Report.

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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31
	2022	2021
Balance sheet data
Total assets	$1,616,022	$1,635,650
Total borrowings	$980,642	$981,525
Total stockholders’ equity	$211,712	$174,500
Cash available
Cash and cash equivalents	$269,400	$302,009
Settlement receivables	60,348	89,275
Settlement liabilities	(208,491)	(291,861)
Net cash position(1)	121,257	99,423
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$246,257	$224,423
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
Cash Resources
As of March 31, 2022, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at March 31, 2022 included cash in non-U.S. jurisdictions of approximately $22.1 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		$ Change
	2022	2021	2022 vs 2021
Cash flow activities
Net cash provided by operating activities	$5,274	$111,606	$(106,332)
Net cash used in investing activities	(36,900)	(29,955)	(6,945)
Net cash (used in) provided by financing activities	(1,201)	1,799	(3,000)
Effect of exchange rates on cash and cash equivalents	136	(120)	256
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(32,691)	83,330	(116,021)
Balance, beginning of the period	303,726	252,349	51,377
Balance, end of the period	$271,035	$335,679	$(64,644)
Cash flows provided by operating activities decreased by approximately $106.3 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily attributable to changes in working capital associated with settlement receivables and liabilities from our FinTech segment, partially offset by net income earned in our Games and FinTech segments.
Cash flows used in investing activities increased by approximately $6.9 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was primarily attributable to acquisition activity in our FinTech segment and an increase in capital expenditures in our Games and FinTech segments.
Cash flows used in financing activities increased by approximately $3.0 million for the three months ended March 31, 2022, as compared to the same period in the prior year. This was attributable to lower option exercise activities and the repayment of our New Term Loan.
Long-Term Debt
Our New Revolver remained fully undrawn as of March 31, 2022.
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than an increase to certain purchase obligations of approximately $41.3 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases,” “Note 4 — Business Combinations,” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.0 million and $0.7 million for the three months ended March 31, 2022 and 2021, respectively. The cash usage fees were higher in the current reporting period as compared to the same period in the prior year as a result of increased funds dispensing volumes at our customer locations as the operational impacts from the pandemic began to lessen. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $390.4 million and $401.8 million as of March 31, 2022 and December 31, 2021, respectively.
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
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2022 and 2021.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $390.4 million as of March 31, 2022; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.9 million impact on income before tax over a 12-month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the New Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the New Term Loan, which includes a 50 basis point floor, was 3.00% for the three months ended March 31, 2022. Based upon the outstanding balance of the New Term Loan of $597.0 million as of March 31, 2022, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $6.0 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for the Unsecured Notes due 2029; therefore, an increase in LIBOR does not impact the related interest expense.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2022 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2022
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report on Form 10-Q, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased (1) (in thousands)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (3)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (3)
Period
1/1/22 - 1/31/22	4.3	$19.88	—	—
2/1/22 - 2/28/22	4.6	$23.49	—	—
3/1/22 - 3/31/22	9.4	$21.89	—	—
Total	18.3	$21.83	—	—
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
(3) As discussed in "Note 14 — Stockholders' Equity” and “Note 19 — Subsequent Events” in Part I, Item 1: Financial Statements, the share repurchase program approved in February 2020 for up to $10.0 million was terminated and replaced with a new share repurchase program approved on May 4, 2022 for an amount not to exceed $150 million over the next eighteen (18) months through November 4, 2023. There were no repurchases during the three months ended March 31, 2022.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
On May 4, 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of March 31, 2022, Everi had approximately 91.5 million shares issued and outstanding, net of 25.7 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.

Item 6. Exhibits

Exhibit Number	Description

*31.1
Certification of Randy L. Taylor, Chief Executive Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

May 10, 2022		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)