Form 10-Q
period 2022-06-30
Everi Holdings Inc.
filed 2022-08-03
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of July 29, 2022, there were 89,849,846 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Games revenues
Gaming operations	$74,035	$73,220	$144,332	$131,361
Gaming equipment and systems	38,268	26,090	66,266	44,078
Gaming other	44	27	85	49
Games total revenues	112,347	99,337	210,683	175,488
FinTech revenues
Financial access services	50,876	44,840	100,755	83,552
Software and other	18,997	15,604	36,864	32,850
Hardware	15,002	12,801	24,536	19,805
FinTech total revenues	84,875	73,245	162,155	136,207
Total revenues	197,222	172,582	372,838	311,695
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,122	5,342	12,117	10,101
Gaming equipment and systems	23,394	15,248	40,176	25,555
Games total cost of revenues	29,516	20,590	52,293	35,656
FinTech cost of revenues(1)
Financial access services	2,470	1,560	4,645	3,033
Software and other	886	1,129	1,821	2,133
Hardware	10,362	7,670	16,303	11,698
FinTech total cost of revenues	13,718	10,359	22,769	16,864
Operating expenses	55,051	48,178	104,876	86,221
Research and development	14,064	8,766	26,583	17,179
Depreciation	15,678	15,931	30,898	32,108
Amortization	14,646	14,369	28,279	29,084
Total costs and expenses	142,673	118,193	265,698	217,112
Operating income	54,549	54,389	107,140	94,583
Other expenses
Interest expense, net of interest income	12,294	17,760	23,642	36,231
Total other expenses	12,294	17,760	23,642	36,231
Income before income tax	42,255	36,629	83,498	58,352
Income tax provision	9,734	415	19,455	1,604
Net income	32,521	36,214	64,043	56,748
Foreign currency translation (loss) gain	(2,606)	328	(2,026)	107
Comprehensive income	$29,915	$36,542	$62,017	$56,855

(1) Exclusive of depreciation and amortization.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Earnings per share
Basic	$0.35	$0.41	$0.70	$0.65
Diluted	$0.33	$0.36	$0.65	$0.57
Weighted average common shares outstanding
Basic	91,710	88,722	91,560	87,858
Diluted	98,706	100,030	99,249	99,004

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At June 30,	At December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$238,106	$302,009
Settlement receivables	59,195	89,275
Trade and other receivables, net of allowances for credit losses of $5,284 and $5,161 at June 30, 2022 and December 31, 2021, respectively	108,726	104,822
Inventory	49,163	29,233
Prepaid expenses and other current assets	38,895	27,299
Total current assets	494,085	552,638
Non-current assets
Property and equipment, net	127,131	119,993
Goodwill	707,258	682,663
Other intangible assets, net	236,112	214,594
Other receivables	20,997	13,982
Deferred tax assets, net	9,475	32,121
Other assets	28,945	19,659
Total non-current assets	1,129,918	1,083,012
Total assets	$1,624,003	$1,635,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$204,199	$291,861
Accounts payable and accrued expenses	208,200	173,933
Current portion of long-term debt	6,000	6,000
Total current liabilities	418,399	471,794
Non-current liabilities
Long-term debt, less current portion	973,760	975,525
Other accrued expenses and liabilities	29,215	13,831
Total non-current liabilities	1,002,975	989,356
Total liabilities	1,421,374	1,461,150
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 119,109 and 90,761 shares issued and outstanding at June 30, 2022, respectively, and 116,996 and 91,313 shares issued and outstanding at December 31, 2021, respectively	119	117
Additional paid-in capital	516,785	505,757
Accumulated deficit	(77,712)	(141,755)
Accumulated other comprehensive loss	(3,481)	(1,455)
Treasury stock, at cost, 28,348 and 25,683 shares at June 30, 2022 and December 31, 2021, respectively	(233,082)	(188,164)
Total stockholders’ equity	202,629	174,500
Total liabilities and stockholders’ equity	$1,624,003	$1,635,650

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities
Net income	$64,043	$56,748
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	30,898	32,108
Amortization	28,279	29,084
Non-cash lease expense	2,257	2,399
Amortization of financing costs and discounts	1,427	2,344
Loss on sale or disposal of assets	289	1,486
Accretion of contract rights	4,897	4,637
Provision for credit losses	4,275	3,806
Deferred income taxes	18,548	896
Reserve for inventory obsolescence	468	1,211
Stock-based compensation	10,311	8,452
Changes in operating assets and liabilities:
Settlement receivables	30,041	10,546
Trade and other receivables	(8,888)	(26,297)
Inventory	(15,157)	(4,764)
Prepaid expenses and other assets	(23,892)	(7,146)
Settlement liabilities	(87,607)	20,682
Accounts payable and accrued expenses	14,046	27,326
Net cash provided by operating activities	74,235	163,518
Cash flows from investing activities
Capital expenditures	(60,044)	(49,234)
Acquisitions, net of cash acquired	(33,250)	(15,000)
Proceeds from sale of property and equipment	67	19
Placement fee agreements	(547)	—
Net cash used in investing activities	(93,774)	(64,215)
Cash flows from financing activities
Repayments of new term loan	(3,000)	—
Repayments of prior incremental term loan	—	(625)
Proceeds from exercise of stock options	719	8,703
Treasury stock - restricted share vestings and withholdings	(11,582)	(8,612)
Treasury stock - repurchase of shares	(30,298)	—
Payment of contingent consideration, acquisition	—	(9,875)
Net cash used in financing activities	(44,161)	(10,409)
Effect of exchange rates on cash and cash equivalents	(450)	67
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(64,150)	88,961
Balance, beginning of the period	303,726	252,349
Balance, end of the period	$239,576	$341,310

Supplemental cash disclosures
Cash paid for interest	$22,259	$35,309
Cash paid for income tax, net	87	566
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,587	$2,212
Transfer of leased gaming equipment to inventory	4,078	3,715

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	20,534	—	—	20,534
Foreign currency translation	—	—	—	—	(221)	—	(221)
Stock-based compensation expense	—	—	3,005	—	—	—	3,005
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	561	1	2,284	—	—	—	2,285
Restricted share vestings and withholdings	41	—	(1)	—	—	(172)	(173)
Balance, March 31, 2021	112,852	$113	$471,902	$(274,086)	$(1,412)	$(178,985)	$17,532
Net income	—	—	—	36,214	—	—	36,214
Foreign currency translation	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	5,447	—	—	—	5,447
Exercise of options	1,358	2	6,416	—	—	—	6,418
Restricted share vestings and withholdings	1,349	1	(3)	—	—	(8,437)	(8,439)
Balance, June 30, 2021	115,559	$116	$483,762	$(237,872)	$(1,084)	$(187,422)	$57,500

Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	31,522	—	—	31,522
Foreign currency translation	—	—	—	—	580	—	580
Stock-based compensation expense	—	—	4,811	—	—	—	4,811
Exercise of options	164	—	699	—	—	—	699
Restricted share vestings and withholdings	61	—	—	—	—	(400)	(400)
Balance, March 31, 2022	117,221	$117	$511,267	$(110,233)	$(875)	$(188,564)	$211,712
Net income	—	—	—	32,521	—	—	32,521
Foreign currency translation	—	—	—	—	(2,606)	—	(2,606)
Stock-based compensation expense	—	—	5,500	—	—	—	5,500
Exercise of options	5	—	20	—	—	—	20
Restricted share vestings and withholdings	1,883	2	(2)	—	—	(11,182)	(11,182)
Repurchase of shares	—	—	—	—	—	(33,336)	(33,336)
Balance, June 30, 2022	119,109	$119	$516,785	$(77,712)	$(3,481)	$(233,082)	$202,629

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
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility in the financial markets. Initially, it lowered equity market valuations and raised the cost of borrowing funds, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020. As the initial impacts from the COVID-19 pandemic subsided, most of our casino customers began to reopen their operations over the remainder of 2020 and throughout 2021. While some of our customers’ locations have permanently ceased operations, nearly all of our customer base has resumed operations as of June 30, 2022. In addition, the impacts of employment constraints and supply chain disruptions continue to challenge our customers and us.
Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While many pandemic impacts have subsided, further uncertainty still challenges our customers and us as a result of COVID-19 and the resurgence of its variants. We continue to evaluate our business strategies and monitor the impacts of the global pandemic, employment constraints and supply chain disruptions on our results of operations and financial condition, and make adjustments to our business, accordingly.

Our revenues for the second quarter of 2022 exceeded the second quarter of 2021. While gaming industry conditions have improved significantly compared to 2020, it is unclear if customer capital allocations will return and remain at pre-COVID levels. With macro-economic and pandemic-related challenges still in effect, we expect that demand and supply for our products and services could be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries or otherwise.
The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”), including, but not limited to: our ability to generate revenues and, earn profits, our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business, and potential volatility in our stock price, among other concerns.
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report.
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2022	2021
Contract assets(1)
Balance at January 1 - current	$9,927	$9,240
Balance at January 1 - non-current	5,294	8,321
Total	15,221	17,561
Balance at June 30 - current	11,353	9,994
Balance at June 30 - non-current	4,972	7,252
Total	16,325	17,246
Increase (decrease)	$1,104	$(315)
Contract liabilities(2)
Balance at January 1 - current	$36,238	$26,980
Balance at January 1 - non-current	377	289
Total	36,615	27,269
Balance at June 30 - current	48,569	30,694
Balance at June 30 - non-current	161	466
Total	48,730	31,160
Increase	$12,115	$3,891
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
We recognized approximately $21.1 million and $18.0 million in revenue that was included in the beginning contract liability balance during the six months ended June 30, 2022 and 2021, respectively.
Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, HHR offerings, VLTs, B2B digital online gaming activities, accounting and central determinant systems, and other back office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; (ii) Gaming Equipment and Systems; and (iii) Gaming Other.
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $49.5 million and $96.6 million for the three and six months ended June 30, 2022, respectively, and $51.7 million and $92.5 million for the three and six months ended June 30, 2021, respectively.

FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. In addition, our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any material financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and six months ended June 30, 2022 and 2021.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2022 (in thousands).

	Classification on our Balance Sheets	At June 30, 2022	At December 31, 2021
Cash and cash equivalents	Cash and cash equivalents	$238,106	$302,009
Restricted cash - current	Prepaid expenses and other current assets	1,369	1,616
Restricted cash - non-current	Other assets	101	101
Total		$239,576	$303,726
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of June 30, 2022, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rates. As of June 30, 2022 and December 31, 2021, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2022
$600 million New Term Loan	2	$571,561	$595,500
$400 million 2021 Unsecured Notes	2	$342,000	$400,000
December 31, 2021
$600 million New Term Loan	2	$598,171	$598,500
$400 million 2021 Unsecured Notes	2	$404,000	$400,000
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
Recent Accounting Guidance Not Yet Adopted
As of June 30, 2022, we do not anticipate recently issued accounting guidance to have a significant future impact on our consolidated financial statements.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of June 30, 2022 and December 31, 2021, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2022	At December 31, 2021
Assets
Operating lease ROU assets	Other assets, non-current	$19,044	$12,692
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$6,268	$5,663
Non-current operating lease liabilities	Other accrued expenses and liabilities	$17,168	$11,869
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cash paid for:
Long-term operating leases	$1,642	$1,745	$3,310	$3,370
Short-term operating leases	$398	$389	$807	$819
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$504	$667	$6,451	$667
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At June 30, 2022	At December 31, 2021
Weighted Average Remaining Lease Term (in years):
Operating leases	3.81	3.52
Weighted Average Discount Rate:
Operating leases	4.68%	5.04%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating Lease Cost:
Operating lease cost	$1,467	$1,456	$2,829	$2,916
Variable lease cost	$364	$385	$643	$635

Maturities of lease liabilities are summarized as follows as of June 30, 2022 (in thousands):

Year Ending December 31,	Amount
2022 (excluding the six months ended June 30, 2022)	$3,462
2023	7,019
2024	6,420
2025	5,641
2026	2,137
Thereafter	967
Total future minimum lease payments	25,646
Less: Amount representing interest	2,210
Present value of future minimum lease payments	23,436
Less: Current operating lease obligations	6,268
Long-term lease obligations	$17,168
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
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the three and six months ended June 30, 2022 and 2021. Our interest income recognized in connection with sales-type leases executed in the prior periods was not material.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2022	At December 31, 2021
Assets
Net investment in sales-type leases - current	Trade and other receivables, net	$801	$1,331
4. BUSINESS COMBINATIONS
We account for business combinations in accordance with ASC 805 — Business Combinations, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business as of the acquisition date.

ecash Holdings Pty Limited
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
Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the Closing Date of the transaction and we will pay an additional AUD$6.5 million one year following the Closing Date and another AUD$6.5 million two years following the Closing Date. In addition, we paid approximately AUD$8.7 million (approximately USD$6.0 million) for the excess net working capital during the quarter ended June 30, 2022.

Pursuant to the arrangement, there is an earn-out provision of up to AUD$10 million, to the extent certain growth targets are achieved. The payment, if any, is subject to certain employment restrictions and will be accounted for as compensation expense in accordance with GAAP.
The acquisition did not have a significant impact on our results of operations or financial condition for the three and six months ended June 30, 2022.
The total preliminary purchase consideration for ecash was as follows (in thousands, at fair value):

Amount in USD
Purchase consideration
Cash consideration paid at closing	$14,980
Cash consideration to be paid post-closing	15,905
Total purchase consideration	$30,885
Cash consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities of our Balance Sheets.
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by enhancing our financial technology solution portfolio to add new markets and business lines and an assembled workforce, among other strategic benefits.
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
The information below reflects the amounts of identifiable assets acquired and liabilities assumed (in thousands):

Amount in USD*
Current assets	$13,630
Property and equipment	1,218
Other intangible assets	11,600
Goodwill	11,081
Other assets	726
Total Assets	38,255
Accounts payable and accrued expenses	7,160
Other accrued expenses and liabilities	210
Total liabilities	7,370
Net assets acquired	$30,885
_______________________
*Reflects a measurement period adjustment of approximately $0.4 million from the initial allocation as of the closing date of the transaction.

Current assets acquired included approximately $2.8 million in cash. Trade receivables acquired of approximately $5.7 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $5.0 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets approximated their fair values.
The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value (USD)
Other Intangible Assets
Trade name	3	$700
Developed technology	3	3,600
Customer relationships	9	7,300
Total other intangible assets		$11,600
The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $11.6 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $7.3 million was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs in the fair value hierarchy including a discount rate of 17%. The fair value of developed technology of approximately $3.6 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 7.5% and a discount rate of 17%. The fair value of trade name of approximately $0.7 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 2% and a discount rate of 17%.
The financial results included in our Statements of Operations since the acquisition date and through June 30, 2022 reflected revenues of approximately $5.4 million and net loss of approximately $0.2 million. We incurred acquisition-related costs of approximately $0.2 million for the six months ended June 30, 2022.
Intuicode Gaming Corporation
On April 30, 2022 (the “Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. The acquisition of Intuicode provides Everi with additional HHR expertise that will help the Company accelerate its growth in the expanding HHR market that will benefit the Games segment.
Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Closing Date of the transaction and a net working capital payment of $1.6 million during the three months ended June 30, 2022. In addition, we expect to pay approximately $13.0 million in contingent consideration based upon the achievement of certain revenue targets on the first and second anniversaries of the Closing Date. We expect the total consideration for this acquisition, inclusive of contingent consideration, to be approximately $27.1 million.

The acquisition did not have a significant impact on our results of operations or financial condition for the three and six months ended June 30, 2022.
The total preliminary purchase consideration for Intuicode was as follows (in thousands, at fair value):

Amount in USD
Purchase consideration
Cash consideration paid at closing	$12,500
Cash consideration to be paid post-closing	1,595
Total cash consideration	14,095
Contingent consideration (at fair value)	12,150
Total purchase consideration	$26,245

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities of our Balance Sheets.
The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by accelerating our entry into and growth in the expanding HHR market and business line, assembled workforce, among other strategic benefits.
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Closing Date and the final fair value analysis, which we expect to complete no later than the second quarter of 2023.
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount in USD
Current assets	$3,944
Property and equipment	157
Other intangible assets	18,600
Goodwill	10,422
Total Assets	33,123
Accounts payable and accrued expenses	2,407
Deferred tax liabilities	4,471
Total liabilities	6,878
Net assets acquired	$26,245
Current assets acquired included approximately $2.1 million in cash. Trade receivables acquired of approximately $0.6 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $0.4 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets approximated their fair values.
The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value (USD)
Other Intangible Assets
Trade name	10	$400
Developed technology	2	3,200
Customer relationships	9	15,000
Total other intangible assets		$18,600

The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $18.6 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $15.0 million was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs in the hierarchy with a discount rate of 40%. The fair value of developed technology of approximately $3.2 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 25% and a discount rate of 35%. The fair value of trade name of approximately $0.4 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 1% and a discount rate of 40%.
The financial results included in our Statements of Operations since the acquisition date and through June 30, 2022 reflected revenues of approximately $1.3 million and net income of approximately $0.2 million. We incurred acquisition-related costs of approximately $0.1 million for the three and six months ended June 30, 2022.
Pro-forma financial information (unaudited)
The unaudited pro forma financial data includes the historical operating results of the Company and the two acquired businesses prior to the acquisitions as if the transactions occurred on January 1, 2021. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and costs directly attributable to the acquisitions.The unaudited pro forma results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period; nor do they give effect to synergies, cost savings, fair market value adjustments and other changes expected as a result of the acquisitions.
The unaudited pro forma financial data on a consolidated basis as if the ecash and Intuicode acquisitions occurred on January 1, 2021 included revenue of approximately $198.2 million and $382.9 million and net income of approximately $31.3 million and $63.8 million, respectively, for the three and six months ended June 30, 2022, and revenue of approximately $180.3 million and $329.2 million and net income of approximately $36.7 million and $58.1 million, respectively, for the three and six months ended June 30, 2021.
5. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $1.7 million and $2.7 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $403.7 million and $401.8 million as of June 30, 2022 and December 31, 2021, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $300 million with the ability to increase the amount as defined within the agreement or otherwise permitted by the vault cash provider. The term of the agreement expires on June 30, 2024 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and six months ended June 30, 2022 and 2021.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2022	2021
Trade and other receivables, net
Games trade and loans receivables	$73,555	$77,053
FinTech trade and loans receivables	37,084	21,504
Contract assets(1)	16,325	15,221
Other receivables	1,958	3,695
Net investment in sales-type leases	801	1,331
Total trade and other receivables, net	129,723	118,804
Non-current portion of receivables
Games trade and loans receivables	1,008	1,348
FinTech trade and loans receivables	15,017	7,340
Contract assets(1)	4,972	5,294
Total non-current portion of receivables	20,997	13,982
Total trade and other receivables, current portion	$108,726	$104,822
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the six months ended June 30, 2022 and 2021 is as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Beginning allowance for credit losses	$(5,161)	$(3,689)
Provision	(4,275)	(3,806)
Charge-offs and recoveries	4,152	2,705
Ending allowance for credit losses	$(5,284)	$(4,790)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2022	2021
Inventory
Component parts, net of reserves of $2,412 and $2,422 at June 30, 2022 and December 31, 2021, respectively	$36,572	$22,490
Work-in-progress	4,081	554
Finished goods	8,510	6,189
Total inventory	$49,163	$29,233

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$21,601	$14,389
Deposits	13,602	7,709
Restricted cash(1)	1,369	1,616
Other	2,323	3,585
Total prepaid expenses and other current assets	$38,895	$27,299
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At June 30,	At December 31,
	2022	2021
Other assets
Operating lease ROU assets	$19,044	$12,692
Prepaid expenses and deposits	8,042	4,789
Debt issuance costs of revolving credit facility	1,568	1,760
Other	291	418
Total other assets	$28,945	$19,659

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

		At June 30, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$263,215	$174,621	$88,594	$248,958	$166,075	$82,883
Rental pool - undeployed	2-4	30,016	23,724	6,292	23,284	18,285	4,999
FinTech equipment	1-5	33,711	22,730	10,981	32,802	21,257	11,545
Leasehold and building improvements	Lease Term	12,668	9,963	2,705	12,598	9,234	3,364
Machinery, office, and other equipment	1-5	49,528	30,969	18,559	45,277	28,075	17,202
Total		$389,138	$262,007	$127,131	$362,919	$242,926	$119,993
Depreciation expense related to property and equipment totaled approximately $15.7 million and $30.9 million for the three and six months ended June 30, 2022, respectively, and $15.9 million and $32.1 million for the three and six months ended June 30, 2021, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $707.3 million and $682.7 million at June 30, 2022 and December 31, 2021, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
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
There was no impairment identified for our goodwill for the three and six months ended June 30, 2022 and 2021.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At June 30, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$59,384	$9,135	$50,249	$58,837	$4,237	$54,600
Customer relationships	3-14	325,024	219,344	105,680	303,238	206,273	96,965
Developed technology and software	1-6	371,758	293,410	78,348	342,309	280,412	61,897
Patents, trade names and other	2-18	21,591	19,756	1,835	20,547	19,415	1,132
Total		$777,757	$541,645	$236,112	$724,931	$510,337	$214,594
Amortization expense related to other intangible assets was approximately $14.6 million and $28.3 million for the three and six months ended June 30, 2022, respectively, and $14.4 million and $29.1 million for the three and six months ended June 30, 2021, respectively.
We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and six months ended June 30, 2022 and 2021, there were no material write-downs of intangible assets.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At June 30,	At December 31,
	2022	2021
Accounts payable and accrued expenses
Customer commissions payable	$59,525	$57,515
Contract liabilities	48,569	36,238
Accounts payable - trade	36,006	25,453
Payroll and related expenses	20,678	29,125
Contingent consideration and acquisition-related liabilities	10,922	—
Accrued interest	9,302	9,273
Operating lease liabilities	6,268	5,663
Financial access processing and related expenses	5,402	3,619
Accrued taxes	4,027	2,756
Repurchase of shares	3,039	—
Other	4,462	4,291
Total accounts payable and accrued expenses	$208,200	$173,933
12. LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At June 30,	At December 31,
	Date	Rate	2022	2021
Long-term debt
$600 million New Term Loan	2028	LIBOR+2.50%	$595,500	$598,500
$125 million New Revolver	2026	LIBOR+2.50%	—	—
Senior secured credit facilities			595,500	598,500
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			995,500	998,500
Debt issuance costs and discount			(15,740)	(16,975)
Total debt after debt issuance costs and discount			979,760	981,525
Current portion of long-term debt			(6,000)	(6,000)
Total long-term debt, net of current portion			$973,760	$975,525
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

The New Revolver is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. Borrowings under the New Revolver are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties. Our New Revolver remained fully undrawn as of June 30, 2022.

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
Voluntary prepayments of the New Term Loan and the New Revolver and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the New Credit Agreement governing the New Credit Facilities, with prior notice, and without premium or penalty, except that certain refinancings or repricings of the New Term Loan within six months after the Closing Date was subject to a prepayment premium of 1.00% of the principal amount repaid.
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
The weighted average interest rate on the New Term Loan was 3.21% and 3.11% for the three and six months ended June 30, 2022, respectively.
Senior Unsecured Notes
Our Senior Unsecured Notes (the “2021 USN”) had an outstanding balance of approximately $400.0 million as of June 30, 2022, for which interest accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the New Credit Facilities and the Senior Unsecured Notes as of June 30, 2022.
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

FACTA-related matter:

Geraldine Donahue, et al. v. Everi Payments Inc., et al. (“Donahue”) is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and Everi Holdings and FinTech (the “Defendants”) were substituted as the defendants on April 22, 2019. The plaintiff, on behalf of herself and others similarly situated, alleges that Everi Holdings and Everi FinTech (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing financial access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. The plaintiff sought an award of statutory damages, attorneys’ fees, and costs. The parties settled this matter on a nationwide class basis. On December 3, 2020, the court entered the Final Order and Judgment approving the settlement and dismissing all claims asserted against the Defendants with prejudice. Everi Holdings and Everi FinTech have paid all funds required pursuant to the settlement. Distributions were made to class members and remaining unclaimed funds were distributed to nonprofit charitable organizations in compliance with the court’s October 4, 2021 approval. Defense counsel for Everi Payments Inc. has asked the court provide a final closing order/entry as this matter is now closed.

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

Zenergy Systems, LLC matter:

Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is set for trial in February 2023. Due to the early stages of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

Sadie Saavedra matter:

Sadie Saavedra, et al. v. Everi Payments Inc., et al. is a civil action filed on August 30, 2021, against Everi Holdings and Everi FinTech in the United States District Court, Central District of California (Western Division) by Sadie Saavedra, individually and on behalf of a class of similarly situated individuals, alleging violations of the Unfair Competition Law (California Business & Professions Code § 17200) and unjust enrichment. The plaintiffs allege that certain of Everi’s ATMs screen are deceptive and designed to maximize the number of transaction fees and mislead consumers into incurring fees for transactions. The plaintiffs are seeking restitution, injunctive relief and attorneys’ fees. On April 11, 2022, the Court entered an Order granting the Motion to Dismiss on behalf of Everi Holdings and Everi FinTech. The Plaintiff did not file a timely appeal, and as a result, this matter is closed.

Sightline Payments matter:

Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games (collectively referred here as “Everi”) in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that Everi’s CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. Everi filed a Motion to Dismiss or Transfer for Lack of Venue. On June 1, 2022, the Court granted Everi’s Motion to Dismiss ruling that the Western District of Texas was not the proper venue for an action against Everi Fintech, Everi Holdings and Everi Games. The Court granted plaintiff 14 days to file an amended complaint as to Everi Games Holding Inc. Plaintiff did not file an amended complaint. On June 23, 2022, the plaintiff, Sightline Payments LLC, filed a Notice of Appeal of the Court’s Dismissal Order. We are in the early stages of litigation and currently unable to determine the probability of the outcome or estimate the range of reasonably possible loss, if any, in this matter. Due to the early stages of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

Mary Parrish matter:

Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit

Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. Thereafter, Everi filed a Motion to Dismiss, which is pending in the United States District Court. Due to the early stages of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 3 — Leases” and installment payments under our purchase agreements discussed in “Note 4 — Business Combinations.”
14. STOCKHOLDERS’ EQUITY
On May 4, 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of June 30, 2022, Everi had approximately 90.8 million shares issued and outstanding, net of 28.3 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were 2.0 million shares repurchased during the three months ended June 30, 2022 at an average price of $16.68 per share for an aggregate amount of $33.3 million. The remaining availability under the May 2022 $150.0 million share repurchase program was $116.7 million as of June 30, 2022. There were no share repurchases during the three and six months ended June 30, 2021.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average shares
Weighted average number of common shares outstanding - basic	91,710	88,722	91,560	87,858
Potential dilution from equity awards(1)	6,996	11,308	7,689	11,146
Weighted average number of common shares outstanding - diluted(1)	98,706	100,030	99,249	99,004
(1) There were 0.5 million shares that were anti-dilutive under the treasury stock method for the three months ended June 30, 2022 and an immaterial number of shares that were anti-dilutive for the six months ended June 30, 2022 under the treasury stock method. There were no shares that were anti-dilutive under the treasury stock method for the three months ended June 30, 2021, and there were approximately 0.2 million shares of common stock that were anti-dilutive under the treasury stock method for the six months ended June 30, 2021.
16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; (ii) time-based options; and (iii) market-based options. We estimate forfeiture amounts based on historical patterns.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2021	7,073	3,540
Granted	—	1,240
Exercised options or vested shares	(169)	(1,944)
Canceled or forfeited	(25)	(20)
Outstanding, June 30, 2022	6,879	2,816
There are approximately 3.9 million awards of our common stock available for future equity grants under our existing equity incentive plans as of June 30, 2022.
17. INCOME TAXES
The income tax provision for the three and six months ended June 30, 2022, reflected an effective income tax rate of 23.0% and 23.3%, respectively, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax provision for the three and six months ended June 30, 2021 reflected an effective income tax rate of 1.1% and 2.7%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for our deferred tax assets and the benefit from stock option exercises.

We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of June 30, 2022, we recorded approximately $2.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (i) Games and (ii) FinTech:
•Everi Games primarily provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III and HHR slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) provision and maintenance of the central determinant systems for the VLTs installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) B2B digital online gaming activities.
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
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Games
Revenues
Gaming operations	$74,035	$73,220	$144,332	$131,361
Gaming equipment and systems	38,268	26,090	66,266	44,078
Gaming other	44	27	85	49
Total revenues	112,347	99,337	210,683	175,488
Costs and expenses
Cost of revenues(1)
Gaming operations	6,122	5,342	12,117	10,101
Gaming equipment and systems	23,394	15,248	40,176	25,555
Cost of revenues	29,516	20,590	52,293	35,656
Operating expenses	20,680	17,565	38,026	32,160
Research and development	9,467	5,854	17,097	11,521
Depreciation	13,334	14,064	26,315	28,627
Amortization	10,467	10,675	20,272	21,659
Total costs and expenses	83,464	68,748	154,003	129,623
Operating income	$28,883	$30,589	$56,680	$45,865
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
FinTech
Revenues
Financial access services	$50,876	$44,840	$100,755	$83,552
Software and other	18,997	15,604	36,864	32,850
Hardware	15,002	12,801	24,536	19,805
Total revenues	84,875	73,245	162,155	136,207
Costs and expenses
Cost of revenues(1)
Financial access services	2,470	1,560	4,645	3,033
Software and other	886	1,129	1,821	2,133
Hardware	10,362	7,670	16,303	11,698
Cost of revenues	13,718	10,359	22,769	16,864
Operating expenses	34,371	30,613	66,850	54,061
Research and development	4,597	2,912	9,486	5,658
Depreciation	2,344	1,867	4,583	3,481
Amortization	4,179	3,694	8,007	7,425
Total costs and expenses	59,209	49,445	111,695	87,489
Operating income	$25,666	$23,800	$50,460	$48,718
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At June 30,	At December 31,
	2022	2021
Total assets
Games	$943,045	$913,880
FinTech	680,958	721,770
Total assets	$1,624,003	$1,635,650
Major Customers. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2022 and 2021. Our five largest customers accounted for approximately 15% and 14% of our revenues for the three and six months ended June 30, 2022, respectively, and 17% for the three and six months ended June 30, 2021, respectively.
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

Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: trends, developments, and uncertainties impacting our business, including our ability to withstand: global supply chain disruption; inflationary impact on supply chain costs; changes in global market, business and regulatory conditions arising as a result of the COVID-19 global pandemic, including any related public health confidence and availability of discretionary spending income of casino patrons as well as expectations for the re-opening of casinos; product innovations that address customer needs in a new and evolving operating environment; to regain or maintain revenue, earnings, and cash flow momentum, and to enhance shareholder value in the long-term; trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the release of new game features, additional games, and system releases in the future; regulatory approvals; gaming and financial regulatory and legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; goodwill impairment charges; international expansion; resolution of litigation or government investigations; our dividend policy; new customer contracts and contract renewals; financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures); inflationary impact on labor costs and retention; interest rates and interest expense; borrowings and debt repayments; and equity incentive activity and compensation expense.

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

Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand inflationary and other factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing Coronavirus Disease 2019 (“COVID-19”) global pandemic on our business, operations and financial condition, including (i) actions taken by international, federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by international, federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening safety protocols; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; expectations regarding customers’ preferences and demands for future product and service offerings; the overall growth of the gaming industry, if any; our ability to replace revenue associated with terminated contracts; margin degradation from contract renewals; our ability to comply with the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; gaming market contraction; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; our ability to comply with our debt covenants and service outstanding debt; employee turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2021 (the “Annual Report”).

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

Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.

Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. Our services operate as part of an end-to-end security suite to protect against cyber-related attacks and maintain the necessary secured environments to maintain compliance with applicable regulatory requirements. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.

Impact of the COVID-19 Pandemic

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility in the financial markets. Initially, it lowered equity market valuations and raised the cost of borrowing funds, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020. As the initial impacts from the COVID-19 pandemic subsided, most of our casino customers began to reopen their operations over the remainder of 2020 and throughout 2021. While some of our customers’ locations have permanently ceased operations, nearly all of our customer base has resumed operations as of June 30, 2022. In addition, the impacts of employment constraints and supply chain disruptions continue to challenge our customers and us.

Since the onset of COVID-19, we have implemented measures to mitigate our exposure throughout the global pandemic. While many pandemic impacts have subsided, further uncertainty still challenges our customers and us as a result of COVID-19 and the resurgence of its variants. We continue to evaluate our business strategies and monitor the impacts of the global pandemic, employment constraints and supply chain disruptions on our results of operations and financial condition, and make adjustments to our business, accordingly.

Our revenues for the second quarter of 2022 exceeded the second quarter of 2021. While gaming industry conditions have improved significantly compared to 2020, it is unclear if customer capital allocations will return and remain at pre-COVID levels. With macro-economic and pandemic-related challenges still in effect, we expect that demand and supply for our products and services could be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to continue to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries or otherwise.

The impact of the COVID-19 pandemic also exacerbates the risks disclosed in our Annual Report, including, but not limited to: our ability to generate revenues and, earn profits, our ability to service existing and attract new customers and maintain our overall competitiveness in the market; the potential for significant fluctuations in demand for our products and services; overall trends in the gaming industry impacting our business, and potential volatility in our stock price, among other concerns.
Additional Items Impacting Comparability of Results of Operations
Our Financial Statements included in this report reflect the following additional items impacting the comparability of results of operations:

•During the second quarter of 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023. There were 2.0 million shares repurchased during the three months ended June 30, 2022 at an average price of $16.68 per share for an aggregate amount of $33.3 million. The remaining availability under the May 2022 $150.0 million share repurchase program was $116.7 million as of June 30, 2022.

•During the first half of 2022, we acquired the stock of ecash Holdings Pty Limited and wholly-owned subsidiaries (collectively “ecash”) and Intuicode Gaming Corporation (“Intuicode”), and made an initial cash payment of $15.0 million and $12.5 million at the closing of each transaction, respectively. The acquisitions did not have a material impact on our results of operations as of and for the period ended June 30, 2022.

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

As a result of these events, together with any impacts of COVID-19, employment constraints and supply chain disruptions, our results of operations and earnings per share in the periods covered by our Financial Statements may not be directly comparable.

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

Results of Operations
Three months ended June 30, 2022 compared to three months ended June 30, 2021
The following table presents our Results of Operations as reported for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 (amounts in thousands)*:

	Three Months Ended
	June 30, 2022		June 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$74,035	38%	$73,220	42%	$815	1%
Gaming equipment and systems	38,268	19%	26,090	15%	12,178	47%
Gaming other	44	—%	27	—%	17	63%
Games total revenues	112,347	57%	99,337	58%	13,010	13%
FinTech revenues
Financial access services	50,876	26%	44,840	26%	6,036	13%
Software and other	18,997	10%	15,604	9%	3,393	22%
Hardware	15,002	8%	12,801	7%	2,201	17%
FinTech total revenues	84,875	44%	73,245	42%	11,630	16%
Total revenues	197,222	100%	172,582	100%	24,640	14%
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,122	3%	5,342	3%	780	15%
Gaming equipment and systems	23,394	12%	15,248	9%	8,146	53%
Games total cost of revenues	29,516	15%	20,590	12%	8,926	43%
FinTech cost of revenues(1)
Financial access services	2,470	1%	1,560	1%	910	58%
Software and other	886	—%	1,129	1%	(243)	(22)%
Hardware	10,362	5%	7,670	4%	2,692	35%
FinTech total cost of revenues	13,718	6%	10,359	6%	3,359	32%
Operating expenses	55,051	28%	48,178	28%	6,873	14%
Research and development	14,064	7%	8,766	5%	5,298	60%
Depreciation	15,678	8%	15,931	9%	(253)	(2)%
Amortization	14,646	7%	14,369	8%	277	2%
Total costs and expenses	142,673	71%	118,193	68%	24,480	21%
Operating income	54,549	29%	54,389	32%	160	—%
Other expenses
Interest expense, net of interest income	12,294	6%	17,760	10%	(5,466)	(31)%
Total other expenses	12,294	6%	17,760	10%	(5,466)	(31)%
Income before income tax	42,255	23%	36,629	21%	5,626	15%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	June 30, 2022		June 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Income tax provision	9,734	5%	415	—%	9,319	2246%
Net income	$32,521	16%	$36,214	21%	$(3,693)	(10)%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic, as a result, our revenues, costs and expenses were stronger in the current year period, as compared to the same period in the prior year.
Revenues
Total revenues increased by approximately $24.6 million, or 14%, to approximately $197.2 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $13.0 million, or 13%, to approximately $112.3 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to: (i) an increase in the number of machines sold with a higher average selling price per unit, which resulted in additional gaming equipment revenues; (ii) the contributions from the newly acquired historical horse racing development company, Intuicode, reflected mostly in our gaming operations revenues, and also in our gaming equipment revenues; and (iii) an increase in in our online digital solutions as a result of growth in the customer base, which were reflected in our gaming operations revenues.

FinTech revenues increased by approximately $11.6 million, or 16%, to approximately $84.9 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to: (i) an increase in both transaction and dollar volumes attributable to new and renewed business from our financial access services revenues; (ii) contributions from the newly acquired Australian cash handling and financial payment solutions company, ecash, reflected mostly in our hardware revenues, and also in our software and financial access services revenues; and (iii) an increase in unit sales of our kiosks reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $24.5 million, or 21%, to approximately $142.7 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $8.9 million, or 43%, to approximately $29.5 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems activities and increased supply chain related costs. There were also additional costs associated with our installed base from our gaming operations activities.
FinTech cost of revenues increased by approximately $3.4 million, or 32%, to approximately $13.7 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to additional variable costs associated with the higher unit sales from our hardware revenues, increased supply chain related costs and additional check warranty expenses from a greater volume of check approvals within our financial access services activities.
Operating expenses increased by approximately $6.9 million, or 14%, to approximately $55.1 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses from employees acquired through acquisitions completed during the year in our Games and FinTech segments and organic employee increases to support the growth of our operations. We also incurred higher employee travel costs resulting from more normalized operations of our customers in our Games and FinTech segments.

Research and development expenses increased by approximately $5.3 million, or 60%, to approximately $14.1 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This increase was primarily the result of the growth in our operations and the continued investment in new products in our Games and FinTech segments.

Primarily as a result of the factors described above, our operating income increased by approximately $0.2 million, or 0.3%, as compared to the same period in the prior year. The operating income margin was 29% for the three months ended June 30, 2022 compared to 32% for the same period in the prior year.

Interest expense, net of interest income, decreased by approximately $5.5 million, or 31%, to approximately $12.3 million for the three months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to interest savings achieved from a refinancing of our prior credit facilities and unsecured note in the third quarter of 2021 that resulted in a lower amount of principal outstanding and a lower borrowing rate.
The income tax provision was $9.7 million for the three months ended June 30, 2022, an increase of approximately $9.3 million, as compared to $0.4 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 23.0% for the three months ended June 30, 2022, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and compensation deduction limitations, partially offset by both a research credit and the benefit from stock option exercises. The income tax provision reflected an effective income tax rate of 1.1% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises.
Primarily as a result of the factors described above, we had net income of approximately $32.5 million for the three months ended June 30, 2022. We had net income of approximately $36.2 million for the three months ended June 30, 2021.

Results of Operations
Six months ended June 30, 2022 compared to six months ended June 30, 2021
The following table presents our Results of Operations as reported for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 (amounts in thousands)*:

	Six Months Ended
	June 30, 2022		June 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$144,332	39%	$131,361	42%	$12,971	10%
Gaming equipment and systems	66,266	18%	44,078	14%	22,188	50%
Gaming other	85	—%	49	—%	36	73%
Games total revenues	210,683	57%	175,488	56%	35,195	20%
FinTech revenues
Financial access services	100,755	27%	83,552	27%	17,203	21%
Software and other	36,864	10%	32,850	11%	4,014	12%
Hardware	24,536	6%	19,805	6%	4,731	24%
FinTech total revenues	162,155	43%	136,207	44%	25,948	19%
Total revenues	372,838	100%	311,695	100%	61,143	20%
Costs and expenses
Games cost of revenues(1)
Gaming operations	12,117	3%	10,101	3%	2,016	20%
Gaming equipment and systems	40,176	11%	25,555	8%	14,621	57%
Games total cost of revenues	52,293	14%	35,656	11%	16,637	47%
FinTech cost of revenues(1)
Financial access services	4,645	1%	3,033	1%	1,612	53%
Software and other	1,821	1%	2,133	1%	(312)	(15)%
Hardware	16,303	4%	11,698	4%	4,605	39%
FinTech total cost of revenues	22,769	6%	16,864	5%	5,905	35%
Operating expenses	104,876	28%	86,221	28%	18,655	22%
Research and development	26,583	7%	17,179	6%	9,404	55%
Depreciation	30,898	8%	32,108	10%	(1,210)	(4)%
Amortization	28,279	8%	29,084	9%	(805)	(3)%
Total costs and expenses	265,698	71%	217,112	70%	48,586	22%
Operating income	107,140	29%	94,583	30%	12,557	13%
Other expenses
Interest expense, net of interest income	23,642	6%	36,231	12%	(12,589)	(35)%
Total other expenses	23,642	6%	36,231	12%	(12,589)	(35)%
Income before income tax	83,498	23%	58,352	19%	25,146	43%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Six Months Ended
	June 30, 2022		June 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Income tax provision	19,455	5%	1,604	1%	17,851	1113%
Net income	$64,043	17%	$56,748	18%	$7,295	13%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic, and as a result, our revenues, costs and expenses were stronger in the current year period, as compared to the same period in the prior year.
Revenues
Total revenues increased by approximately $61.1 million, or 20%, to approximately $372.8 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $35.2 million, or 20%, to approximately $210.7 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to: (i) an increase in the number of machines sold with a higher average selling price per unit, which resulted in additional gaming equipment revenues; (ii) an increase in the number of units in our installed base from our gaming operations revenues; (iii) the contributions from the newly acquired historical horse racing development company, Intuicode, reflected mostly in our gaming operations revenues, and also in our gaming equipment revenues; and (iv) an increase in in our online digital solutions as a result of growth in the customer base, which were reflected in our gaming operations revenues.

FinTech revenues increased by approximately $25.9 million, or 19%, to approximately $162.2 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes attributable to new and renewed business from our financial access services revenues; (ii) contributions from the newly acquired Australian cash handling and financial payment solutions company, ecash, reflected mostly in our hardware revenues, and also in our software and financial access services revenues; and (iii) an increase in unit sales of our kiosks reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $48.6 million, or 22%, to approximately $265.7 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $16.6 million, or 47%, to approximately $52.3 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems activities and increased supply chain related costs. There were also additional costs associated with our installed base from our gaming operations activities.
FinTech cost of revenues increased by approximately $5.9 million, or 35%, to approximately $22.8 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to additional variable costs associated with the higher unit sales from our hardware revenue, increased supply chain related costs and additional check warranty expenses from a greater volume of check approvals within our financial access services activities.
Operating expenses increased by approximately $18.7 million, or 22%, to approximately $104.9 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses from employees acquired through acquisitions completed during the year in our Games and FinTech segments and organic employee increases to support the growth of our operations. We also incurred higher employee travel costs resulting from more normalized operations of our customers in our Games and FinTech segments. In addition, the increase also included higher legal expenses for certain ongoing litigation and the legal costs incurred in connection with acquisition activity during the period. The prior year operating expenses were partially offset by the recovery of a settlement from a dispute with an insurance carrier for a payment associated with the Fair and Accurate Credit Transactions Act legal matter of approximately $1.9 million in our FinTech segment.

Research and development expenses increased by approximately $9.4 million, or 55%, to approximately $26.6 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This increase was primarily the result of the growth in our operations and the continued investment in new products in our Games and FinTech segments.

Primarily as a result of the factors described above, our operating income increased by approximately $12.6 million, or 13%, as compared to the same period in the prior year. The operating income margin was 29% for the six months ended June 30, 2022 compared to 30% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $12.6 million, or 35%, to approximately $23.6 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily due to interest savings achieved from a refinancing of our prior credit facilities and unsecured note in the third quarter of 2021 that resulted in a lower amount of principal outstanding and a lower borrowing rate.
The income tax provision was $19.5 million for the six months ended June 30, 2022, an increase of approximately $17.9 million, as compared to $1.6 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 23.3% for the six months ended June 30, 2022, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax provision reflected an effective income tax rate of 2.7% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises.
Primarily as a result of the factors described above, we had net income of approximately $64.0 million for the six months ended June 30, 2022. We had net income of approximately $56.7 million for the six months ended June 30, 2021.
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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At June 30,	At December 31
	2022	2021
Balance sheet data
Total assets	$1,624,003	$1,635,650
Total borrowings	$979,760	$981,525
Total stockholders’ equity	$202,629	$174,500
Cash available
Cash and cash equivalents	$238,106	$302,009
Settlement receivables	59,195	89,275
Settlement liabilities	(204,199)	(291,861)
Net cash position(1)	93,102	99,423
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$218,102	$224,423
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
Cash Resources
As of June 30, 2022, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at June 30, 2022 included cash in non-U.S. jurisdictions of approximately $26.7 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		$ Change
	2022	2021	2022 vs 2021
Cash flow activities
Net cash provided by operating activities	$74,235	$163,518	$(89,283)
Net cash used in investing activities	(93,774)	(64,215)	(29,559)
Net cash used in financing activities	(44,161)	(10,409)	(33,752)
Effect of exchange rates on cash and cash equivalents	(450)	67	(517)
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(64,150)	88,961	(153,111)
Balance, beginning of the period	303,726	252,349	51,377
Balance, end of the period	$239,576	$341,310	$(101,734)
Cash flows provided by operating activities decreased by approximately $89.3 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily attributable to changes in working capital associated with settlement receivables and liabilities from our FinTech segment, partially offset by changes in our deferred income taxes as we decreased the valuation allowance on our deferred tax assets impacting our Games and FinTech segments and an increase in net income earned in our Games and FinTech segments.
Cash flows used in investing activities increased by approximately $29.6 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily attributable to the acquisition activities and an increase in capital expenditures in our Games and FinTech segments.
Cash flows used in financing activities increased by approximately $33.8 million for the six months ended June 30, 2022, as compared to the same period in the prior year. This was primarily attributable to the repurchase of shares in the open market.
Long-Term Debt
Our New Revolver remained fully undrawn as of June 30, 2022.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than an increase to certain purchase obligations of approximately $42.8 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases,” “Note 4 — Business Combinations,” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Consolidated Statements of Operations and Comprehensive Income, were approximately $1.7 million and $2.7 million for the three and six months ended June 30, 2022, respectively, and $0.9 million and $1.6 million for the three and six months ended June 30, 2021, respectively. The cash usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations as the operational impacts from the pandemic began to lessen and higher interest rates. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $403.7 million and $401.8 million as of June 30, 2022 and December 31, 2021, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, with Wells Fargo Bank, N.A. provides us with cash in the maximum amount of $300 million with the ability to increase the amount as defined within the agreement or otherwise permitted by the vault cash provider. The agreement currently expires on June 30, 2024 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2022 and 2021.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $403.7 million as of June 30, 2022; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $4.0 million impact on income before tax over a 12-month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the New Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the New Term Loan, which includes a 50 basis point floor, was 3.21% and 3.11% for the three and six months ended June 30, 2022. Based upon the outstanding balance of the New Term Loan of $595.5 million as of June 30, 2022, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $6.0 million on interest expense over a 12-month period.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2022 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2022
Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On March 1, 2022, the Company acquired the stock of ecash Holdings Pty Limited and wholly-owned subsidiaries Global Payment Technologies Australia Pty Limited, and ACN 121 187 068 Pty Limited (collectively “ecash”). On April 30, 2022, the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”). Refer to Item 1, “Note 4 — Business Combinations” for a discussion of the acquisitions and related financial data. We are in the process of integrating ecash and Intuicode into our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may be changed.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased or Withheld (in thousands)		Average Price Purchased or Withheld per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in thousands)
Share Repurchases
4/1/22 - 4/30/22	—	(1)	$—	—	$—
5/1/22 - 5/31/22	678.3	(1)	$16.61	678.3	138,734.3
6/1/22 - 6/30/22	1,320.8	(1)	$16.71	1,320.8	116,663.6
Sub-total	1,999.1		$16.68	1,999.1	$116,663.6

Tax Withholdings
4/1/22 - 4/30/22	6.0	(2)	$19.78	—	$—
5/1/22 - 5/31/22	635.5	(2)	$17.27	—	—
6/1/22 - 6/30/22	5.2	(2)	$16.53	—	—
Sub-total	646.7		$17.29	—	$—

Total	2,645.8		$16.83	1,999.1	$116,663.6
(1)  Represents the number of shares repurchased during the three months ended June 30, 2022 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $150 million of our outstanding common stock over an 18-month period, which commenced in the second quarter of 2022. This share repurchase program supersedes all prior share repurchase programs. Refer to "Note 14 — Stockholders' Equity” in Part I, Item 1: Financial Statements for additional details.
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
(3)  Represents the average price per share of common stock purchased or withheld on the date of withholding.
(4) There were 2.0 million shares repurchased during the three months ended June 30, 2022 at an average price of $16.68 per share for an aggregate amount of $33.3 million. The remaining availability under the May 2022 $150.0 million share repurchase program was $116.7 million as of June 30, 2022. There were no share repurchases during the three and six months ended June 30, 2021.

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 3, 2022		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)