Form 10-Q
period 2022-09-30
Everi Holdings Inc.
filed 2022-11-08
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 3, 2022, there were 89,466,734 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Games revenues
Gaming operations	$74,979	$71,580	$219,311	$202,941
Gaming equipment and systems	37,500	24,220	103,766	68,298
Gaming other	41	33	126	82
Games total revenues	112,520	95,833	323,203	271,321
FinTech revenues
Financial access services	53,296	46,421	154,051	129,973
Software and other	22,192	17,024	59,056	49,874
Hardware	16,310	9,024	40,846	28,829
FinTech total revenues	91,798	72,469	253,953	208,676
Total revenues	204,318	168,302	577,156	479,997
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,557	5,675	18,674	15,776
Gaming equipment and systems	22,545	13,503	62,721	39,058
Games total cost of revenues	29,102	19,178	81,395	54,834
FinTech cost of revenues(1)
Financial access services	2,760	1,830	7,405	4,863
Software and other	1,163	1,063	2,984	3,196
Hardware	10,771	5,380	27,074	17,078
FinTech total cost of revenues	14,694	8,273	37,463	25,137
Operating expenses	56,354	47,121	161,230	133,320
Research and development	16,803	9,598	43,386	26,799
Depreciation	17,444	14,463	48,342	46,571
Amortization	15,303	14,596	43,582	43,680
Total costs and expenses	149,700	113,229	415,398	330,341
Operating income	54,618	55,073	161,758	149,656
Other expenses
Interest expense, net of interest income	14,880	14,257	38,522	50,488
Loss on extinguishment of debt	—	34,389	—	34,389
Total other expenses	14,880	48,646	38,522	84,877
Income before income tax	39,738	6,427	123,236	64,779
Income tax provision (benefit)	10,329	(319)	29,784	1,285
Net income	29,409	6,746	93,452	63,494
Foreign currency translation loss	(2,639)	(442)	(4,665)	(335)
Comprehensive income	$26,770	$6,304	$88,787	$63,159

(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Earnings per share
Basic	$0.33	$0.07	$1.03	$0.72
Diluted	$0.30	$0.07	$0.95	$0.64
Weighted average common shares outstanding
Basic	90,014	90,322	91,039	88,688
Diluted	96,436	101,359	98,306	99,581

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$258,627	$302,009
Settlement receivables	76,854	89,275
Trade and other receivables, net of allowances for credit losses of $5,977 and $5,161 at September 30, 2022 and December 31, 2021, respectively	116,843	104,822
Inventory	55,890	29,233
Prepaid expenses and other current assets	39,009	27,299
Total current assets	547,223	552,638
Non-current assets
Property and equipment, net	130,545	119,993
Goodwill	707,214	682,663
Other intangible assets, net	230,928	214,594
Other receivables	24,777	13,982
Deferred tax assets, net	179	32,121
Other assets	28,657	19,659
Total non-current assets	1,122,300	1,083,012
Total assets	$1,669,523	$1,635,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$232,147	$291,861
Accounts payable and accrued expenses	209,766	173,933
Current portion of long-term debt	6,000	6,000
Total current liabilities	447,913	471,794
Non-current liabilities
Deferred tax liabilities, net	345	—
Long-term debt, less current portion	972,877	975,525
Other accrued expenses and liabilities	29,669	13,831
Total non-current liabilities	1,002,891	989,356
Total liabilities	1,450,804	1,461,150
Commitments and contingencies (Note 13)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2022 and December 31, 2021, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 119,258 and 89,972 shares issued and outstanding at September 30, 2022, respectively, and 116,996 and 91,313 shares issued and outstanding at December 31, 2021, respectively	119	117
Additional paid-in capital	522,353	505,757
Accumulated deficit	(48,303)	(141,755)
Accumulated other comprehensive loss	(6,120)	(1,455)
Treasury stock, at cost, 29,286 and 25,683 shares at September 30, 2022 and December 31, 2021, respectively	(249,330)	(188,164)
Total stockholders’ equity	218,719	174,500
Total liabilities and stockholders’ equity	$1,669,523	$1,635,650

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities
Net income	$93,452	$63,494
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	48,342	46,571
Amortization	43,582	43,680
Non-cash lease expense	3,599	3,400
Amortization of financing costs and discounts	2,140	3,234
Loss on sale or disposal of assets	420	1,616
Accretion of contract rights	7,367	6,966
Provision for credit losses	7,286	5,499
Deferred income taxes	28,042	(174)
Reserve for inventory obsolescence	659	1,610
Loss on extinguishment of debt	—	34,389
Stock-based compensation	15,012	12,404
Changes in operating assets and liabilities:
Settlement receivables	12,251	10,056
Trade and other receivables	(23,845)	(25,522)
Inventory	(23,026)	(5,569)
Prepaid expenses and other assets	(26,388)	(8,068)
Settlement liabilities	(59,432)	4,371
Accounts payable and accrued expenses	17,453	45,543
Net cash provided by operating activities	146,914	243,500
Cash flows from investing activities
Capital expenditures	(92,225)	(73,288)
Acquisitions, net of cash acquired	(33,250)	(15,000)
Proceeds from sale of property and equipment	115	215
Placement fee agreements	(547)	—
Net cash used in investing activities	(125,907)	(88,073)
Cash flows from financing activities
Proceeds from new term loan	—	600,000
Repayments of new term loan	(4,500)	—
Repayments of prior term loan	—	(735,500)
Repayments of prior incremental term loan	—	(124,375)
Proceeds from 2021 unsecured notes	—	400,000
Repayments of 2017 unsecured notes	—	(285,381)
Fees associated with debt transactions - new debt	—	(19,797)
Fees associated with debt transactions - prior debt	—	(20,828)
Proceeds from exercise of stock options	1,586	14,012
Treasury stock - restricted share vestings and withholdings	(11,815)	(8,909)
Treasury stock - repurchase of shares	(49,351)	—
Payment of contingent consideration, acquisition	—	(9,875)
Net cash used in financing activities	(64,080)	(190,653)
Effect of exchange rates on cash and cash equivalents	(1,106)	(237)
Cash, cash equivalents and restricted cash
Net decrease for the period	(44,179)	(35,463)
Balance, beginning of the period	303,726	252,349
Balance, end of the period	$259,547	$216,886

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2022	2021
Supplemental cash disclosures
Cash paid for interest	$42,070	$45,167
Cash paid for income tax, net	846	975
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$5,511	$32,999
Transfer of leased gaming equipment to inventory	7,758	5,636

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	20,534	—	—	20,534
Foreign currency translation	—	—	—	—	(221)	—	(221)
Stock-based compensation expense	—	—	3,005	—	—	—	3,005
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	561	1	2,284	—	—	—	2,285
Restricted share vestings and withholdings	41	—	(1)	—	—	(172)	(173)
Balance, March 31, 2021	112,852	$113	$471,902	$(274,086)	$(1,412)	$(178,985)	$17,532
Net income	—	—	—	36,214	—	—	36,214
Foreign currency translation	—	—	—	—	328	—	328
Stock-based compensation expense	—	—	5,447	—	—	—	5,447
Exercise of options	1,358	2	6,416	—	—	—	6,418
Restricted share vestings and withholdings	1,349	1	(3)	—	—	(8,437)	(8,439)
Balance, June 30, 2021	115,559	$116	$483,762	$(237,872)	$(1,084)	$(187,422)	$57,500
Net income	—	—	—	6,746	—	—	6,746
Foreign currency translation	—	—	—	—	(442)	—	(442)
Stock-based compensation expense	—	—	3,952	—	—	—	3,952
Exercise of options	762	—	5,309	—	—	—	5,309
Restricted share vestings and withholdings	36	—	(1)	—	—	(296)	(297)
Balance, September 30, 2021	116,357	$116	$493,022	$(231,126)	$(1,526)	$(187,718)	$72,768

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	31,522	—	—	31,522
Foreign currency translation	—	—	—	—	580	—	580
Stock-based compensation expense	—	—	4,811	—	—	—	4,811
Exercise of options	164	—	699	—	—	—	699
Restricted share vestings and withholdings	61	—	—	—	—	(400)	(400)
Balance, March 31, 2022	117,221	$117	$511,267	$(110,233)	$(875)	$(188,564)	$211,712
Net income	—	—	—	32,521	—	—	32,521
Foreign currency translation	—	—	—	—	(2,606)	—	(2,606)
Stock-based compensation expense	—	—	5,500	—	—	—	5,500
Exercise of options	5	—	20	—	—	—	20
Restricted share vestings and withholdings	1,883	2	(2)	—	—	(11,182)	(11,182)
Repurchase of shares	—	—	—	—	—	(33,336)	(33,336)
Balance, June 30, 2022	119,109	$119	$516,785	$(77,712)	$(3,481)	$(233,082)	$202,629
Net income	—	—	—	29,409	—	—	29,409
Foreign currency translation	—	—	—	—	(2,639)	—	(2,639)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Exercise of options	115	—	867	—	—	—	867
Restricted share vestings and withholdings	34	—	—	—	—	(233)	(233)
Repurchase of shares	—	—	—	—	—	(16,015)	(16,015)
Balance, September 30, 2022	119,258	$119	$522,353	$(48,303)	$(6,120)	$(249,330)	$218,719

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
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines and Historic Horse Racing (“HHR”) gaming machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.
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
Impact of the Coronavirus Disease 2019 (“COVID-19”) Pandemic
The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility in the financial markets. Initially, it lowered equity market valuations and raised the cost of borrowing funds, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020. As the initial impacts from the COVID-19 pandemic subsided, most of our casino customers began to reopen their operations over the remainder of 2020 and throughout 2021. While some of our customers’ locations have permanently ceased operations, nearly all of our customer base has resumed operations as of September 30, 2022. In addition, the impacts of employment constraints and supply chain disruptions continue to challenge our customers and us.
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

Our revenues for the third quarter of 2022 exceeded the third quarter of 2021. While gaming industry conditions have improved significantly compared to the start of the pandemic, it is unclear if customers’ industry capital allocations will fully return to and remain at pre-COVID levels. With macro-economic volatility and pandemic-related challenges still in effect, we expect that demand and supply for our products and services could be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries, or otherwise.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2022 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report.
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

Contract Balances
Since our contracts may include multiple performance obligations, there is often a timing difference between cash collections and the satisfaction of such performance obligations and revenue recognition. Such arrangements are evaluated to determine whether contract assets and liabilities exist. We generally record contract assets when the timing of billing differs from when revenue is recognized due to contracts containing specific performance obligations that are required to be met prior to a customer being invoiced. We generally record contract liabilities when cash is collected in advance of us satisfying performance obligations, including those that are satisfied over a period of time. Balances of our contract assets and contract liabilities may fluctuate due to timing of invoicing and cash collections.
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2022	2021
Contract assets(1)
Balance at January 1 - current	$9,927	$9,240
Balance at January 1 - non-current	5,294	8,321
Total	15,221	17,561
Balance at September 30 - current	12,223	9,728
Balance at September 30 - non-current	10,589	5,647
Total	22,812	15,375
Increase (decrease)	$7,591	$(2,186)
Contract liabilities(2)
Balance at January 1 - current	$36,238	$26,980
Balance at January 1 - non-current	377	289
Total	36,615	27,269
Balance at September 30 - current	44,460	36,503
Balance at September 30 - non-current	2,246	493
Total	46,706	36,996
Increase	$10,091	$9,727
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
We recognized approximately $25.1 million and $21.0 million in revenue that was included in the beginning contract liabilities balance during the nine months ended September 30, 2022 and 2021, respectively.
Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, HHR offerings, VLTs, B2B digital online gaming activities, accounting and central determinant systems, and other back-office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; (ii) Gaming Equipment and Systems; and (iii) Gaming Other.
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $51.4 million and $148.0 million for the three and nine months ended September 30, 2022, respectively, and $49.2 million and $141.6 million for the three and nine months ended September 30, 2021, respectively.

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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any material financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and nine months ended September 30, 2022 and 2021.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2022 (in thousands).

	Classification on our Balance Sheets	At September 30, 2022	At December 31, 2021
Cash and cash equivalents	Cash and cash equivalents	$258,627	$302,009
Restricted cash - current	Prepaid expenses and other current assets	819	1,616
Restricted cash - non-current	Other assets	101	101
Total		$259,547	$303,726
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of September 30, 2022, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation using the appropriate interest rates. As of September 30, 2022 and December 31, 2021, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2022
$600 million New Term Loan	2	$572,972	$594,000
$400 million 2021 Unsecured Notes	2	$329,984	$400,000
December 31, 2021
$600 million New Term Loan	2	$598,171	$598,500
$400 million 2021 Unsecured Notes	2	$404,000	$400,000
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
Recent Accounting Guidance Not Yet Adopted
As of September 30, 2022, we do not anticipate recently issued accounting guidance to have a significant future impact on our consolidated financial statements.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of September 30, 2022 and December 31, 2021, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2022	At December 31, 2021
Assets
Operating lease ROU assets	Other assets, non-current	$18,426	$12,692
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$6,436	$5,663
Non-current operating lease liabilities	Other accrued expenses and liabilities	$16,281	$11,869
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cash paid for:
Long-term operating leases	$1,855	$1,660	$5,165	$5,030
Short-term operating leases	$398	$400	$1,205	$1,219
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$997	$396	$7,448	$1,063
(1) The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At September 30, 2022	At December 31, 2021
Weighted Average Remaining Lease Term (in years):
Operating leases	3.57	3.52
Weighted Average Discount Rate:
Operating leases	4.71%	5.04%
Components of lease expense, which are included in operating expenses, are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating Lease Cost:
Operating lease cost	$1,663	$1,276	$4,492	$4,192
Variable lease cost	$259	$311	$902	$946

Maturities of lease liabilities are summarized as follows as of September 30, 2022 (in thousands):

Year Ending December 31,	Amount
2022 (excluding the nine months ended September 30, 2022)	$1,750
2023	7,293
2024	6,747
2025	5,834
2026	2,137
Thereafter	967
Total future minimum lease payments	24,728
Less: Amount representing interest	2,011
Present value of future minimum lease payments	22,717
Less: Current operating lease obligations	6,436
Long-term lease obligations	$16,281
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
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the three and nine months ended September 30, 2022 and 2021. Our interest income recognized in connection with sales-type leases executed in the prior periods was not material.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2022	At December 31, 2021
Assets
Net investment in sales-type leases - current	Trade and other receivables, net	$366	$1,331
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
Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the Closing Date of the transaction and we will pay an additional AUD$6.5 million one year following the Closing Date and another AUD$6.5 million two years following the Closing Date. In addition, we paid approximately AUD$8.7 million (approximately USD$6.0 million) for the excess net working capital during the second quarter of 2022.

Pursuant to the arrangement, there is an earn-out provision of up to AUD$10 million, to the extent certain growth targets are achieved. The payment, if any, is subject to certain employment restrictions and will be accounted for as compensation expense in accordance with GAAP.
The acquisition did not have a significant impact on our results of operations or financial condition for the three and nine months ended September 30, 2022.
The total preliminary purchase consideration for ecash was as follows (in thousands, at fair value):

Amount in USD
Purchase consideration
Cash consideration paid at closing	$14,980
Cash consideration post-closing	15,905
Total purchase consideration	$30,885
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
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed (in thousands):

Amount in USD*
Current assets	$12,850
Property and equipment	1,218
Other intangible assets	11,600
Goodwill	11,861
Other assets	726
Total Assets	38,255
Accounts payable and accrued expenses	7,160
Other accrued expenses and liabilities	210
Total liabilities	7,370
Net assets acquired	$30,885
_______________________
*Reflects a measurement period adjustment of approximately $1.2 million from the initial allocation as of the closing date of the transaction.

Current assets acquired included approximately $2.8 million in cash. Trade receivables acquired of approximately $5.7 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $4.2 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets approximated their fair values.
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
The financial results included in our Statements of Operations since the acquisition date and through September 30, 2022 reflected revenues of approximately $9.4 million and an immaterial net loss. We incurred acquisition-related costs of approximately $0.2 million for the nine months ended September 30, 2022.
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
Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Closing Date of the transaction and a net working capital payment of $1.6 million during the second quarter of 2022. In addition, we expect to pay approximately $13.0 million in contingent consideration based upon the achievement of certain revenue targets on the first and second anniversaries of the Closing Date. We expect the total consideration for this acquisition, inclusive of contingent consideration, to be approximately $27.1 million.

The acquisition did not have a significant impact on our results of operations or financial condition for the three and nine months ended September 30, 2022.
The total preliminary purchase consideration for Intuicode was as follows (in thousands, at fair value):

Amount in USD
Purchase consideration
Cash consideration paid at closing	$12,500
Cash consideration post-closing	1,595
Total cash consideration	14,095
Contingent consideration (at fair value)	12,150
Total purchase consideration	$26,245

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Based on our quarterly review, there were no material adjustments required to our estimates and assumptions with respect to the contingent consideration. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities of our Balance Sheets.
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
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount in USD
Current assets	$3,944
Other intangible assets	18,757
Goodwill	10,422
Total Assets	33,123
Accounts payable and accrued expenses	2,407
Deferred tax liabilities	4,471
Total liabilities	6,878
Net assets acquired	$26,245
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
The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value (USD)
Other Intangible Assets
Trade name	10	$400
Developed technology	2	3,357
Customer relationships	9	15,000
Total other intangible assets		$18,757

The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $18.8 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $15.0 million was determined by applying the income approach utilizing the excess earnings methodology using Level 3 inputs in the hierarchy with a discount rate of 40%. The fair value of developed technology of approximately $3.4 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 25% and a discount rate of 35%. The fair value of trade name of approximately $0.4 million was determined by applying the income approach utilizing the relief from royalty methodology using Level 3 inputs with a royalty rate of 1% and a discount rate of 40%.
The financial results included in our Statements of Operations since the acquisition date and through September 30, 2022 reflected revenues of approximately $3.6 million and net income of approximately $0.7 million. We incurred acquisition-related costs of approximately $0.1 million for the nine months ended September 30, 2022.
Pro-forma financial information (unaudited)
The unaudited pro forma financial data includes the historical operating results of the Company and the two acquired businesses prior to the acquisitions as if the transactions occurred on January 1, 2021. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and costs directly attributable to the acquisitions. The unaudited pro forma results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period; nor do they give effect to synergies, cost savings, fair market value adjustments and other changes expected as a result of the acquisitions.
The unaudited pro forma financial data on a consolidated basis as if the ecash and Intuicode acquisitions occurred on January 1, 2021 included revenue of approximately $204.3 million and $587.2 million and net income of approximately $29.4 million and $93.2 million, respectively, for the three and nine months ended September 30, 2022, and revenue of approximately $174.9 million and $504.1 million and net income of approximately $6.9 million and $65.0 million, respectively, for the three and nine months ended September 30, 2021.
5. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $2.7 million and $5.5 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. We are exposed to interest rate risk to the extent the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $322.0 million and $401.8 million as of September 30, 2022 and December 31, 2021, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and nine months ended September 30, 2022 and 2021.
6. TRADE AND OTHER RECEIVABLES
Trade and other receivables represent short-term credit granted to customers and long-term loans receivable in connection with our Games and FinTech equipment and compliance products. Trade and loans receivables generally do not require collateral. The balance of trade and loans receivables consists of outstanding balances owed to us by gaming establishments.

The balance of trade and other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2022	2021
Trade and other receivables, net
Games trade and loans receivables	$83,329	$77,053
FinTech trade and loans receivables	32,118	21,504
Contract assets(1)	22,812	15,221
Other receivables	2,995	3,695
Net investment in sales-type leases	366	1,331
Total trade and other receivables, net	141,620	118,804
Non-current portion of receivables
FinTech trade and loans receivables	12,165	7,340
Games trade and loans receivables	2,023	1,348
Contract assets(1)	10,589	5,294
Total non-current portion of receivables	24,777	13,982
Total trade and other receivables, current portion	$116,843	$104,822
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the nine months ended September 30, 2022 and 2021 is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Beginning allowance for credit losses	$(5,161)	$(3,689)
Provision	(7,286)	(5,499)
Charge-offs and recoveries	6,470	4,400
Ending allowance for credit losses	$(5,977)	$(4,788)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2022	2021
Inventory
Component parts, net of reserves of $2,582 and $2,422 at September 30, 2022 and December 31, 2021, respectively	$40,063	$22,490
Work-in-progress	5,019	554
Finished goods	10,808	6,189
Total inventory	$55,890	$29,233

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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$22,632	$14,389
Deposits	13,353	7,709
Restricted cash(1)	819	1,616
Other	2,205	3,585
Total prepaid expenses and other current assets	$39,009	$27,299
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At September 30,	At December 31,
	2022	2021
Other assets
Operating lease ROU assets	$18,426	$12,692
Prepaid expenses and deposits	8,531	4,789
Debt issuance costs of revolving credit facility	1,473	1,760
Other	227	418
Total other assets	$28,657	$19,659

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (dollars in thousands):

		At September 30, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$273,117	$181,886	$91,231	$248,958	$166,075	$82,883
Rental pool - undeployed	2-4	30,833	24,456	6,377	23,284	18,285	4,999
FinTech equipment	1-5	36,820	25,267	11,553	32,802	21,257	11,545
Leasehold and building improvements	Lease Term	13,227	10,320	2,907	12,598	9,234	3,364
Machinery, office, and other equipment	1-5	51,539	33,062	18,477	45,277	28,075	17,202
Total		$405,536	$274,991	$130,545	$362,919	$242,926	$119,993
Depreciation expense related to property and equipment totaled approximately $17.4 million and $48.3 million for the three and nine months ended September 30, 2022, respectively, and $14.5 million and $46.6 million for the three and nine months ended September 30, 2021, respectively.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $707.2 million and $682.7 million at September 30, 2022 and December 31, 2021, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; and (vi) Loyalty Sales and Services.
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
There was no impairment identified for our goodwill for the three and nine months ended September 30, 2022 and 2021.
Other Intangible Assets
Other intangible assets consist of the following (dollars in thousands):

		At September 30, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,946	$10,042	$47,904	$58,837	$4,237	$54,600
Customer relationships	3-14	324,598	226,164	98,434	303,238	206,273	96,965
Developed technology and software	1-6	383,716	301,164	82,552	342,309	280,412	61,897
Patents, trade names and other	2-18	22,050	20,012	2,038	20,547	19,415	1,132
Total		$788,310	$557,382	$230,928	$724,931	$510,337	$214,594
Amortization expense related to other intangible assets was approximately $15.3 million and $43.6 million for the three and nine months ended September 30, 2022, respectively, and $14.6 million and $43.7 million for the three and nine months ended September 30, 2021, respectively.
We evaluate our other intangible assets for potential impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or asset group may not be recoverable. During the three and nine months ended September 30, 2022 and 2021, there were no material write-downs of intangible assets.

11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (in thousands):

	At September 30,	At December 31,
	2022	2021
Accounts payable and accrued expenses
Customer commissions payable	$63,012	$57,515
Contract liabilities	44,460	36,238
Accounts payable - trade	38,336	25,453
Payroll and related expenses	25,646	29,125
Contingent consideration and acquisition-related liabilities(1)	10,712	—
Financial access processing and related expenses	6,782	3,619
Operating lease liabilities	6,436	5,663
Accrued interest	4,316	9,273
Accrued taxes	3,821	2,756
Other	6,245	4,291
Total accounts payable and accrued expenses	$209,766	$173,933
(1) Refer to “Note 4 — Business Combinations.”
12. LONG-TERM DEBT
The following table summarizes our outstanding indebtedness (dollars in thousands):

	Maturity	Interest	At September 30,	At December 31,
	Date	Rate	2022	2021
Long-term debt
$600 million New Term Loan	2028	LIBOR+2.50%	$594,000	$598,500
$125 million New Revolver	2026	LIBOR+2.50%	—	—
Senior secured credit facilities			594,000	598,500
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			994,000	998,500
Debt issuance costs and discount			(15,123)	(16,975)
Total debt after debt issuance costs and discount			978,877	981,525
Current portion of long-term debt			(6,000)	(6,000)
Total long-term debt, net of current portion			$972,877	$975,525
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

The New Revolver is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. Borrowings under the New Revolver are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties. Our New Revolver remained fully undrawn as of September 30, 2022.

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
The weighted average interest rate on the New Term Loan was 4.76% and 3.66% for the three and nine months ended September 30, 2022, respectively.
Senior Unsecured Notes
Our Senior Unsecured Notes (the “2021 USN”) had an outstanding balance of $400.0 million as of September 30, 2022, for which interest accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the New Credit Facilities and the Senior Unsecured Notes as of September 30, 2022.
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

FACTA-related matter:

Geraldine Donahue, et al. v. Everi Payments Inc., et al. (“Donahue”) is a putative class action matter filed on December 12, 2018, in the Circuit Court of Cook County, Illinois County Division, Chancery Division. The original defendant was dismissed and Everi Holdings and FinTech (the “Defendants”) were substituted as the defendants on April 22, 2019. The plaintiff, on behalf of herself and others similarly situated, alleges that Everi Holdings and Everi FinTech (i) have violated certain provisions of FACTA by their failure, as agent to the original defendant, to properly truncate patron credit card numbers when printing financial access receipts as required under FACTA, and (ii) have been unjustly enriched through the charging of service fees for transactions conducted at the original defendant’s facilities. The plaintiff sought an award of statutory damages, attorneys’ fees, and costs. The parties settled this matter on a nationwide class basis. On December 3, 2020, the court entered the Final Order and Judgment approving the settlement and dismissing all claims asserted against the Defendants with prejudice. Everi Holdings and Everi FinTech have paid all funds required pursuant to the settlement. Distributions were made to class members and remaining unclaimed funds were distributed to nonprofit charitable organizations in compliance with the court’s October 4, 2021 approval, and this matter is now closed.

NRT matter:

NRT Technology Corp., et al. v. Everi Holdings Inc., et al. is a civil action filed on April 30, 2019 against Everi Holdings and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. Discovery is closed. The Court removed the case from the September trial calendar and requested briefs from the parties on relevant legal issues. Briefing is underway. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

Zenergy Systems, LLC matter:

Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is set for trial in February 2023. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

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

Sightline Payments matter:

Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games (collectively referred to herein as “Everi”) in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that Everi’s CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. Everi filed a Motion to Dismiss or Transfer for Lack of Venue. On June 1, 2022, the Court granted Everi’s Motion to Dismiss ruling that the Western District of Texas was not the proper venue for an action against Everi Fintech, Everi Holdings and Everi Games. The Court granted plaintiff 14 days to file an amended complaint as to Everi Games Holding Inc. Plaintiff did not file an amended complaint. On June 23, 2022, the plaintiff, Sightline Payments LLC, filed an appeal of the Court’s Order. The appeal is underway. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

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
14. STOCKHOLDERS’ EQUITY
On May 4, 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of September 30, 2022, Everi had approximately 90.0 million shares issued and outstanding, net of 29.3 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were 0.9 million and 2.9 million shares repurchased at an average price of $17.29 and $16.87 per share for an aggregate amount of $16.0 million and $49.4 million during the three and nine ended September 30, 2022, respectively. The remaining availability under the May 2022 $150.0 million share repurchase program was $100.6 million as of September 30, 2022. There were no share repurchases during the three and nine months ended September 30, 2021.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock shares outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average shares
Weighted average number of common shares outstanding - basic	90,014	90,322	91,039	88,688
Potential dilution from equity awards(1)	6,422	11,037	7,267	10,893
Weighted average number of common shares outstanding - diluted(1)	96,436	101,359	98,306	99,581
(1) There were 0.2 million and 0.1 million shares that were anti-dilutive under the treasury stock method for the three and nine ended September 30, 2022, respectively. There were no shares that were anti-dilutive under the treasury stock method for the three and nine months ended September 30, 2021.
16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; (ii) time-based options; and (iii) market-based options. We estimate forfeiture amounts based on historical patterns.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2021	7,073	3,540
Granted	81	1,276
Exercised options or vested shares	(284)	(1,978)
Canceled or forfeited	(25)	(34)
Outstanding, September 30, 2022	6,845	2,804
There were approximately 3.7 million awards of our common stock available for future equity grants under our existing equity incentive plans as of September 30, 2022.
17. INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2022, reflected an effective income tax rate of 26.0% and 24.2%, respectively, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax benefit for the three months ended September 30, 2021, reflected an effective income tax rate of negative 5.0%. The income tax provision for the nine months ended September 30, 2021, reflected an effective income tax rate of 2.0%. Those rates were less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance for our deferred tax assets and the benefit from stock option exercises.

We have analyzed filing positions in all of the federal, state, and foreign jurisdictions where we are required to file income tax returns, as well as all open tax years in these jurisdictions. As of September 30, 2022, we recorded approximately $2.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
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
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (i) Games and (ii) FinTech:
•Everi Games primarily provides gaming operators with gaming technology products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines and HHR gaming machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) provision and maintenance of the central determinant systems for the VLTs installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) B2B digital online gaming activities.
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
Corporate overhead expenses have been allocated to the segments either through specific identification or based on another reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations and no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Games
Revenues
Gaming operations	$74,979	$71,580	$219,311	$202,941
Gaming equipment and systems	37,500	24,220	103,766	68,298
Gaming other	41	33	126	82
Total revenues	112,520	95,833	323,203	271,321
Costs and expenses
Cost of revenues(1)
Gaming operations	6,557	5,675	18,674	15,776
Gaming equipment and systems	22,545	13,503	62,721	39,058
Cost of revenues	29,102	19,178	81,395	54,834
Operating expenses	19,860	16,711	57,886	48,871
Research and development	11,298	6,445	28,395	17,966
Depreciation	15,006	12,495	41,321	41,122
Amortization	11,472	10,805	31,744	32,464
Total costs and expenses	86,738	65,634	240,741	195,257
Operating income	$25,782	$30,199	$82,462	$76,064
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
FinTech
Revenues
Financial access services	$53,296	$46,421	$154,051	$129,973
Software and other	22,192	17,024	59,056	49,874
Hardware	16,310	9,024	40,846	28,829
Total revenues	91,798	72,469	253,953	208,676
Costs and expenses
Cost of revenues(1)
Financial access services	2,760	1,830	7,405	4,863
Software and other	1,163	1,063	2,984	3,196
Hardware	10,771	5,380	27,074	17,078
Cost of revenues	14,694	8,273	37,463	25,137
Operating expenses	36,494	30,410	103,344	84,449
Research and development	5,505	3,153	14,991	8,833
Depreciation	2,438	1,968	7,021	5,449
Amortization	3,831	3,791	11,838	11,216
Total costs and expenses	62,962	47,595	174,657	135,084
Operating income	$28,836	$24,874	$79,296	$73,592
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At September 30,	At December 31,
	2022	2021
Total assets
Games	$909,973	$913,880
FinTech	759,550	721,770
Total assets	$1,669,523	$1,635,650
Major Customers. No single customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2022 and 2021. Our five largest customers accounted for approximately 14% of our revenues for the three and nine months ended September 30, 2022, and 16% for the three and nine months ended September 30, 2021.
19. SUBSEQUENT EVENTS
On October 17, 2022 (the “Closing Date”), the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”), a privately owned innovator of mobile-first technologies that provide an advanced guest engagement and m-commerce platform for the sports, entertainment and hospitality industries.
The Venuetize acquisition of certain products and services represents a strategic expansion within and beyond casino gaming of Everi’s current suite of solutions for the FinTech segment. The acquisition will help to elevate the capabilities of mobile and wallet offerings, and provide Everi with complementary assets and an established customer base expected to enable further growth into additional entertainment, sports and hospitality venues, and also to create new crossover marketing opportunities within the Company's existing footprint.
Under the terms of the asset purchase agreement, the Company made payments totaling $18 million by the time of closing. Subject to achieving certain revenue growth targets over the subsequent thirty-month period post-closing, additional contingent performance payments are expected to be between $2 million and $6 million.
The transaction will be accounted for as a business combination under the acquisition method of accounting in accordance with GAAP. As a result of the timing of the acquisition, the initial accounting treatment is still being determined; and accordingly, certain disclosures were not available at the time the financial statements were issued. The acquisition is not expected to have a material impact on our results of operations or financial condition in 2022.

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

Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: trends, developments, and uncertainties impacting our business, including our ability to withstand: global supply chain disruption; inflationary impact on supply chain costs; changes in global market, business and regulatory conditions arising as a result of the Coronavirus Disease 2019 (“COVID-19”) global pandemic, including any related public health confidence and availability of discretionary spending income of casino patrons as well as expectations for the re-opening of casinos; product innovations that address customer needs in a new and evolving operating environment; to regain or maintain revenue, earnings, and cash flow momentum, and to enhance shareholder value in the long-term; trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the release of new game features, additional games, and system releases in the future; regulatory approvals; gaming and financial regulatory and legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; goodwill impairment charges; international expansion; resolution of litigation or government investigations; our dividend policy; new customer contracts and contract renewals; financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures); inflationary impact on labor costs and retention; interest rates and interest expense; borrowings and debt repayments; and equity incentive activity and compensation expense.

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

Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand inflationary and other factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; the impact of the ongoing COVID-19 global pandemic on our business, operations and financial condition, including (i) actions taken by international, federal, state, tribal and municipal governmental and regulatory agencies to contain the COVID-19 public health emergency or mitigate its impact, (ii) the direct and indirect economic effects of COVID-19 and measures to contain it, including directives, orders or similar actions by international, federal, state, tribal and municipal governmental and regulatory agencies to regulate freedom of movement and business operations such as travel restrictions, border closures, business closures, limitations on public gatherings, quarantines and shelter-in-place orders as well as re-opening safety protocols; changes in global market, business, and regulatory conditions arising as a result of the COVID-19 global pandemic; our history of net losses and our ability to generate profits in the future; our leverage and the related covenants that restrict our operations; our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand unanticipated impacts of a pandemic outbreak of uncertain duration;

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

Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II and Class III slot machines and Historic Horse Racing (“HHR”) gaming machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) business-to-business (“B2B”) digital online gaming activities.

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

Impact of the COVID-19 Pandemic

The COVID-19 pandemic negatively impacted the global economy, disrupted global supply chains, and created significant volatility in the financial markets. Initially, it lowered equity market valuations and raised the cost of borrowing funds, increased unemployment levels, and caused temporary, and in certain cases, permanent closures of many businesses. The gaming industry was not immune to these factors as our casino customers closed their gaming establishments in the first quarter of 2020. As the initial impacts from the COVID-19 pandemic subsided, most of our casino customers began to reopen their operations over the remainder of 2020 and throughout 2021. While some of our customers’ locations have permanently ceased operations, nearly all of our customer base has resumed operations as of September 30, 2022. In addition, the impacts of employment constraints and supply chain disruptions continue to challenge our customers and us.

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

Our revenues for the third quarter of 2022 exceeded the third quarter of 2021. While gaming industry conditions have improved significantly compared to the start of the pandemic, it is unclear if customers’ industry capital allocations will fully return to and remain at pre-COVID levels. With macro-economic volatility and pandemic-related challenges still in effect, we expect that demand and supply for our products and services could be tempered in the short-term, to the extent gaming activity decreases at our customers’ locations, or fails to increase at expected rates, and to the extent our customers decide to restrict their capital spending as a result of uncertainty in the industry, or that supply chain disruptions might impact customer deliveries or otherwise.

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

•During the first half of 2022, we acquired the stock of ecash Holdings Pty Limited and wholly-owned subsidiaries (collectively “ecash”) and Intuicode Gaming Corporation (“Intuicode”), and made an initial cash payment of $15.0 million and $12.5 million at the closing of each transaction, respectively. The acquisitions did not have a material impact on our results of operations as of and for the period ended September 30, 2022.

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

As a result of these events, together with any impacts of COVID-19, macro-economic volatility, employment constraints and supply chain disruptions, our results of operations and earnings per share in the periods covered by our Financial Statements may not be directly comparable.
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

Results of Operations
Three months ended September 30, 2022 compared to three months ended September 30, 2021
The following table presents our Results of Operations as reported for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 (amounts in thousands)*:

	Three Months Ended
	September 30, 2022		September 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$74,979	37%	$71,580	43%	$3,399	5%
Gaming equipment and systems	37,500	18%	24,220	14%	13,280	55%
Gaming other	41	—%	33	—%	8	24%
Games total revenues	112,520	55%	95,833	57%	16,687	17%
FinTech revenues
Financial access services	53,296	26%	46,421	28%	6,875	15%
Software and other	22,192	11%	17,024	10%	5,168	30%
Hardware	16,310	8%	9,024	5%	7,286	81%
FinTech total revenues	91,798	45%	72,469	43%	19,329	27%
Total revenues	204,318	100%	168,302	100%	36,016	21%
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,557	3%	5,675	3%	882	16%
Gaming equipment and systems	22,545	11%	13,503	8%	9,042	67%
Games total cost of revenues	29,102	14%	19,178	11%	9,924	52%
FinTech cost of revenues(1)
Financial access services	2,760	1%	1,830	1%	930	51%
Software and other	1,163	1%	1,063	1%	100	9%
Hardware	10,771	5%	5,380	3%	5,391	100%
FinTech total cost of revenues	14,694	7%	8,273	5%	6,421	78%
Operating expenses	56,354	28%	47,121	28%	9,233	20%
Research and development	16,803	8%	9,598	6%	7,205	75%
Depreciation	17,444	9%	14,463	9%	2,981	21%
Amortization	15,303	7%	14,596	9%	707	5%
Total costs and expenses	149,700	73%	113,229	67%	36,471	32%
Operating income	54,618	27%	55,073	33%	(455)	(1)%
Other expenses
Interest expense, net of interest income	14,880	7%	14,257	8%	623	4%
Loss on extinguishment of debt	—	—%	34,389	20%	(34,389)	(100)%
Total other expenses	14,880	7%	48,646	29%	(33,766)	(69)%
Income before income tax	39,738	20%	6,427	4%	33,311	518%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	September 30, 2022		September 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Income tax provision (benefit)	10,329	5%	(319)	—%	10,648	3338%
Net income	$29,409	14%	$6,746	4%	$22,663	336%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic, as a result, our revenues, costs and expenses were stronger in the current year period, as compared to the same period in the prior year.
Revenues
Total revenues increased by approximately $36.0 million, or 21%, to approximately $204.3 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $16.7 million, or 17%, to approximately $112.5 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to: (i) an increase in the number of machines sold with a higher average selling price per unit, which resulted in additional gaming equipment revenues; (ii) the contributions from the recently acquired historical horse racing development company, Intuicode, reflected mostly in our gaming operations revenues, and also in our gaming equipment revenues; and (iii) an increase in our online digital solutions as a result of growth in the customer base, which were reflected in our gaming operations revenues.

FinTech revenues increased by approximately $19.3 million, or 27%, to approximately $91.8 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to: (i) an increase in both transaction and dollar volumes attributable to new and renewed business from our financial access services revenues; (ii) contributions from the recently acquired Australian cash handling and financial payment solutions company, ecash, reflected mostly in our hardware revenues and also in our software and financial access services revenues; and (iii) an increase in unit sales of our kiosks and certain loyalty devices reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $36.5 million, or 32%, to approximately $149.7 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $9.9 million, or 52%, to approximately $29.1 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems activities and increased supply chain related costs. There were also additional costs associated with our installed base from our gaming operations activities.
FinTech cost of revenues increased by approximately $6.4 million, or 78%, to approximately $14.7 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to additional variable costs associated with the higher unit sales from our hardware revenues, increased supply chain related costs and additional check warranty expenses from a greater volume of check approvals within our financial access services activities.
Operating expenses increased by approximately $9.2 million, or 20%, to approximately $56.4 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses from employees acquired through acquisitions completed during the year in our Games and FinTech segments and organic employee increases to support the growth of our operations. We also incurred higher employee travel and related costs resulting from more normalized operations of our customers in our Games and FinTech segments.

Research and development expenses increased by approximately $7.2 million, or 75%, to approximately $16.8 million for the three months ended September 30, 2022, as compared to the same period in the prior year. This increase was primarily the result of the growth in our operations and the continued investment in new products in our Games and FinTech segments.

Depreciation expense increased by approximately $3.0 million, or 21%, to approximately $17.4 million for the three months ended September 30, 2022, as compared to the same period in the prior year, and was primarily associated with an increase in capital spending resulting in a higher asset base in our Games segment.
Primarily as a result of the factors described above, our operating income was relatively consistent for the three months ended September 30, 2022, as compared to the same period in the prior year. The operating income margin was 27% for the three months ended September 30, 2022 compared to 33% for the same period in the prior year.
The income tax provision was $10.3 million for the three months ended September 30, 2022, an increase of approximately $10.6 million, as compared to an income tax benefit of $0.3 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 26.0% for the three months ended September 30, 2022, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and compensation deduction limitations and a net operating loss limitation, partially offset by both a research credit and the benefit from stock option exercises. The income tax benefit reflected an effective income tax rate of negative 5.0% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises.
Primarily as a result of the factors described above, we had net income of approximately $29.4 million for the three months ended September 30, 2022, as compared to net income of approximately $6.7 million for the same period in the prior year.

Results of Operations
Nine months ended September 30, 2022 compared to nine months ended September 30, 2021
The following table presents our Results of Operations as reported for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 (amounts in thousands)*:

	Nine Months Ended
	September 30, 2022		September 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$219,311	38%	$202,941	42%	$16,370	8%
Gaming equipment and systems	103,766	18%	68,298	14%	35,468	52%
Gaming other	126	—%	82	—%	44	54%
Games total revenues	323,203	56%	271,321	57%	51,882	19%
FinTech revenues
Financial access services	154,051	27%	129,973	27%	24,078	19%
Software and other	59,056	10%	49,874	10%	9,182	18%
Hardware	40,846	7%	28,829	6%	12,017	42%
FinTech total revenues	253,953	44%	208,676	43%	45,277	22%
Total revenues	577,156	100%	479,997	100%	97,159	20%
Costs and expenses
Games cost of revenues(1)
Gaming operations	18,674	3%	15,776	3%	2,898	18%
Gaming equipment and systems	62,721	11%	39,058	8%	23,663	61%
Games total cost of revenues	81,395	14%	54,834	11%	26,561	48%
FinTech cost of revenues(1)
Financial access services	7,405	1%	4,863	1%	2,542	52%
Software and other	2,984	1%	3,196	1%	(212)	(7)%
Hardware	27,074	5%	17,078	4%	9,996	59%
FinTech total cost of revenues	37,463	7%	25,137	5%	12,326	49%
Operating expenses	161,230	28%	133,320	28%	27,910	21%
Research and development	43,386	8%	26,799	6%	16,587	62%
Depreciation	48,342	8%	46,571	10%	1,771	4%
Amortization	43,582	8%	43,680	9%	(98)	—%
Total costs and expenses	415,398	73%	330,341	69%	85,057	26%
Operating income	161,758	27%	149,656	31%	12,102	8%
Other expenses
Interest expense, net of interest income	38,522	7%	50,488	11%	(11,966)	(24)%
Loss on extinguishment of debt	—	—%	34,389	7%	(34,389)	(100)%
Total other expenses	38,522	7%	84,877	18%	(46,355)	(55)%
Income before income tax	123,236	20%	64,779	13%	58,457	90%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Nine Months Ended
	September 30, 2022		September 30, 2021		2022 vs 2021
	$	%	$	%	$	%
Income tax provision	29,784	5%	1,285	—%	28,499	2218%
Net income	$93,452	16%	$63,494	13%	$29,958	47%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic, and as a result, our revenues, costs and expenses were stronger in the current year period, as compared to the same period in the prior year.
Revenues
Total revenues increased by approximately $97.2 million, or 20%, to approximately $577.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $51.9 million, or 19%, to approximately $323.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to: (i) an increase in the number of machines sold with a higher average selling price per unit, which resulted in additional gaming equipment revenues; (ii) an increase in the number of units in our installed base from our gaming operations revenues; (iii) the contributions from the recently acquired historical horse racing development company, Intuicode, reflected mostly in our gaming operations revenues, and also in our gaming equipment revenues; and (iv) an increase in our online digital solutions as a result of growth in the customer base, which were reflected in our gaming operations revenues.

FinTech revenues increased by approximately $45.3 million, or 22%, to approximately $254.0 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes attributable to new and renewed business from our financial access services revenues; (ii) contributions from the recently acquired Australian cash handling and financial payment solutions company, ecash, reflected mostly in our hardware revenues, and also in our software and financial access services revenues; and (iii) an increase in unit sales of our kiosks reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $85.1 million, or 26%, to approximately $415.4 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $26.6 million, or 48%, to approximately $81.4 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems activities and increased supply chain related costs. There were also additional costs associated with our installed base from our gaming operations activities.
FinTech cost of revenues increased by approximately $12.3 million, or 49%, to approximately $37.5 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to additional variable costs associated with the higher unit sales from our hardware revenue, increased supply chain related costs and additional check warranty expenses from a greater volume of check approvals within our financial access services activities.
Operating expenses increased by approximately $27.9 million, or 21%, to approximately $161.2 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses from employees acquired through acquisitions completed during the year in our Games and FinTech segments and organic employee increases to support the growth of our operations. We also incurred higher employee travel and related costs resulting from more normalized operations of our customers in our Games and FinTech segments. The prior year operating expenses were partially offset by the recovery of a settlement from a dispute with an insurance carrier for a payment associated with the Fair and Accurate Credit Transactions Act legal matter of approximately $1.9 million in our FinTech segment.

Research and development expenses increased by approximately $16.6 million, or 62%, to approximately $43.4 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This increase was primarily the result of the growth in our operations and the continued investment in new products in our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income increased by approximately $12.1 million, or 8%, as compared to the same period in the prior year. The operating income margin was 27% for the nine months ended September 30, 2022 compared to 31% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $12.0 million, or 24%, to approximately $38.5 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily due to interest savings achieved from a refinancing of our prior credit facilities and unsecured notes in the third quarter of 2021 that resulted in a lower amount of principal outstanding and interest earned on our cash balances.
The income tax provision was $29.8 million for the nine months ended September 30, 2022, an increase of approximately $28.5 million, as compared to $1.3 million for the same period in the prior year. The income tax provision reflected an effective income tax rate of 24.2% for the nine months ended September 30, 2022, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax provision reflected an effective income tax rate of 2.0% for the same period in the prior year, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance due to book income during the period, and the benefit from stock option exercises.
Primarily as a result of the factors described above, we had net income of approximately $93.5 million for the nine months ended September 30, 2022, as compared to net income of approximately $63.5 million for the same period in the prior year.
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
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31
	2022	2021
Balance sheet data
Total assets	$1,669,523	$1,635,650
Total borrowings	$978,877	$981,525
Total stockholders’ equity	$218,719	$174,500
Cash available
Cash and cash equivalents	$258,627	$302,009
Settlement receivables	76,854	89,275
Settlement liabilities	(232,147)	(291,861)
Net cash position(1)	103,334	99,423
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$228,334	$224,423
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
Cash Resources
As of September 30, 2022, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at September 30, 2022 included cash in non-U.S. jurisdictions of approximately $28.6 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		$ Change
	2022	2021	2022 vs 2021
Cash flow activities
Net cash provided by operating activities	$146,914	$243,500	$(96,586)
Net cash used in investing activities	(125,907)	(88,073)	(37,834)
Net cash used in financing activities	(64,080)	(190,653)	126,573
Effect of exchange rates on cash and cash equivalents	(1,106)	(237)	(869)
Cash, cash equivalents and restricted cash
Net decrease for the period	(44,179)	(35,463)	(8,716)
Balance, beginning of the period	303,726	252,349	51,377
Balance, end of the period	$259,547	$216,886	$42,661
Cash flows provided by operating activities decreased by approximately $96.6 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily attributable to changes in operating assets and liabilities mostly associated with settlement activities from our FinTech segment and payments related to inventory and prepaid expenses and other assets from our Games and FinTech segments, partially offset by changes in our deferred income taxes as we decreased the valuation allowance on our deferred tax assets impacting our Games and FinTech segments and an increase in net income earned in our Games and FinTech segments. The prior year period was also impacted by a loss on extinguishment recorded in connection with our debt refinancing activities from our FinTech segment.
Cash flows used in investing activities increased by approximately $37.8 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily attributable to our acquisition activities in both periods and an increase in capital expenditures in our Games and FinTech segments.
Cash flows used in financing activities decreased by approximately $126.6 million for the nine months ended September 30, 2022, as compared to the same period in the prior year. This was primarily attributable to the debt refinancing activities in the prior year period, partially offset by the repurchase of shares in the open market and reduced option exercise activities in the current year period.
Long-Term Debt
Our New Revolver remained fully undrawn as of September 30, 2022.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than an increase to certain purchase obligations of approximately $48.2 million from those disclosed in our Annual Report and obligations discussed in “Note 3 — Leases,” “Note 4 — Business Combinations,” and “Note 12 — Long-Term Debt” in Part I, Item 1: Financial Statements. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a cash usage fee on either the average daily balance of funds utilized multiplied by a contractually defined cash usage rate or the amounts supplied multiplied by a contractually defined cash usage rate. These cash usage fees, reflected as interest expense within the Consolidated Statements of Operations and Comprehensive Income, were approximately $2.7 million and $5.5 million for the three and nine months ended September 30, 2022, respectively, and $1.2 million and $2.9 million for the three and nine months ended September 30, 2021, respectively. The cash usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations as the operational impacts from the pandemic began to lessen and higher interest rates. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $322.0 million and $401.8 million as of September 30, 2022 and December 31, 2021, respectively.
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
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2022 and 2021.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $322.0 million as of September 30, 2022; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.2 million impact on income before tax over a 12-month period.
The New Credit Facilities bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the New Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the New Term Loan, which includes a 50 basis point floor, was 4.76% and 3.66% for the three and nine months ended September 30, 2022. Based upon the outstanding balance of the New Term Loan of $594.0 million as of September 30, 2022, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $5.9 million on interest expense over a 12-month period.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of the principal executive officer and the principal financial officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2022 such that material information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified by the SEC’s rules and forms, and (ii) accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2022
Except as noted below, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 13 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our Annual Report, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities

	Total Number of Shares Purchased or Withheld (in thousands)		Average Price Purchased or Withheld per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4) (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in thousands)
Share Repurchases
7/1/22 - 7/31/22	926.1	(1)	$17.29	926.1	$100,648.6
8/1/22 - 8/31/22	—	(1)	$—	—	100,648.6
9/1/22 - 9/30/22	—	(1)	$—	—	100,648.6
Sub-total	926.1		$17.29	926.1	$100,648.6

Tax Withholdings
7/1/22 - 7/31/22	3.9	(2)	$18.28	—	$—
8/1/22 - 8/31/22	6.2	(2)	$19.64	—	—
9/1/22 - 9/30/22	2.5	(2)	$15.82	—	—
Sub-total	12.6		$18.45	—	$—

Total	938.7		$17.31	926.1	$100,648.6
(1)  Represents the number of shares repurchased during the three months ended September 30, 2022 pursuant to the share repurchase program that our Board of Directors has authorized and approved giving us the authority to repurchase up to $150.0 million of our outstanding common stock over an 18-month period, which commenced in the second quarter of 2022, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. This share repurchase program supersedes all prior share repurchase programs. Refer to "Note 14 — Stockholders' Equity” in Part I, Item 1: Financial Statements for additional details.
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
(3)  Represents the average price per share of common stock purchased or withheld.

(4) There were 0.9 million shares repurchased during the three months ended September 30, 2022 at an average price of $17.29 per share for an aggregate amount of $16.0 million. There were no share repurchases during the three and nine months ended September 30, 2021.
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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2022		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)