Form 10-K
period 2022-12-31
Everi Holdings Inc.
filed 2023-03-01
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.5 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 88,445,806 shares of the registrant’s common stock issued and outstanding as of the close of business on February 24, 2023.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2023 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2022 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED DECEMBER 31, 2022

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
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and only as of the date hereof.

Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: trends, developments, and uncertainties impacting our business, including our ability to withstand: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of the COVID-19 or other global pandemics, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product innovations that address customer needs in a new and evolving operating environment; to enhance shareholder value in the long-term; trends in gaming operator and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following:
•our ability to generate profits in the future and to create incremental value for shareholders;
•our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending;
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
•our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crises of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers;

•changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, climate change or currently unexpected crises or natural disasters;
•our leverage and the related covenants that restrict our operations;
•our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures;
• our ability to withstand the loss of revenue during the closure of our customers’ facilities;
•our ability to maintain our current customers;
•our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals;
•expectations regarding customers’ preferences and demands for future product and service offerings;
•our ability to successfully introduce new products and services, including third-party licensed content;
•gaming operator and patron preferences; failure to control product development costs and create successful new products;
•the overall growth or contraction of the gaming industry;
•anticipated sales performance;
•our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises;
•national and international economic and industry conditions;
•changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements;
•regulatory and licensing difficulties, competitive pressures and changes in the competitive environment;
•operational limitations;
•changes to tax laws;
•uncertainty of litigation outcomes;
•interest rate fluctuations;
•business prospects;
•unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies;
•employee hiring, turnover and retention;
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

PART I
Item 1.  Business.
Overview
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a provider of financial technology solutions that power casino floors, improve operational efficiencies, and fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment, and hospitality industries.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
Impact of COVID-19, Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions
We continue to monitor the remaining effects of COVID-19 and believe we are prepared to respond appropriately to the extent additional variants surface that disrupt our business.

We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and we continue to evaluate the effects of interest rate movements on our variable rate debt and pricing pressures on our business.

We have experienced an impact from employment constraints as a result of inflation that has significantly increased over prior years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.

We have experienced an impact from supply chain disruptions that have resulted in additional costs incurred to develop, produce, and ship our products.
For additional information on our segments and the revenues generated by our products and services see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Note 18 — Segment Information” included elsewhere in this Annual Report.
Our Products and Services
Everi Games
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machines and HHR gaming machines placed under participation or fixed-fee lease arrangements, or sold to casino customers, B2B digital online gaming activities, accounting and central determinant systems, and other back-

office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; and (ii) Gaming Equipment and Systems.

Gaming Operations
With respect to our Gaming operations revenue stream, we primarily provide: (i) leased gaming equipment, Class II, Class III and HHR offerings, on a revenue participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, which include local-area progressive jackpot offerings and wide-area progressive (“WAP”) jackpot offerings; (ii) accounting and central determinant systems; and (iii) digital online gaming activities.
In connection with our leased gaming equipment, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the daily win per unit (i.e., cash/coin-in less patron win and jackpots paid) generated by the leased gaming equipment, a percentage of the total cash/coin-in, a daily fixed-fee based upon the number of gaming machines placed or a combination of these methods. We expect to continue to (i) increase our investment in research and development to innovate and introduce new gaming hardware and theme content; (ii) expand our offering of new standard and premium game hardware and theme content; and (iii) extend and expand our game placements into new gaming markets and additional jurisdictions. From our historical focus on game placements in the Oklahoma tribal market, Everi Games has diversified its installed base in recent years with entry into additional commercial and tribal markets. As of December 31, 2022, approximately 11,219 units, or 62.4% of the total installed base, were outside of the Oklahoma tribal market. Additionally, Everi Games has grown its premium game installations, with this portion of games representing approximately 49.0% of our total installed base as of December 31, 2022.
In connection with our WAP offering, machines placed under such arrangements fall into the premium leased gaming equipment category and we retain ownership of such machines. Currently spanning multiple product lines, our WAP is offered to customers on the Player Classic, Skyline, Skyline Revolve, Core HDX Renegade, Empire MPX, Empire Flex and Empire DCX cabinets.
Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with a central determinant, monitoring, and accounting system for the VLTs in operation at licensed State of New York gaming facilities. In November 2019, a new agreement between Everi Games and the New York State Gaming Commission was approved and became effective on January 1, 2020. Under this agreement, Everi Games will provide and maintain the central determinant system for the New York Lottery through December 2029. As of December 31, 2022, there were approximately 17,000 VLTs connected to our central determinant system for the New York Lottery. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, credits played less free pay allowances and prizes paid to patrons per day) in exchange for provision and maintenance of the central determinant system. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs that are connected to the system.
In connection with our digital online gaming activities, Everi provides our games to business customers, including both regulated real money and social casinos, which offer the games to consumers through their online gaming platforms. Everi has developed its own remote gaming server (“RGS”) that allows us to deliver a selection of games from our extensive library of land-based and internally developed content to our digital customers in a manner that allows for the game play features and functionality to operate in a manner similar to how these games were designed for our land-based customers. This RGS library contains casino-themed games available for real money gaming (“RMG”) that are offered to regulated online casinos that operate in the RMG regulated markets, and social games that are offered to our business customers that operate play-for-fun social casinos on their mobile apps and web sites. We enter into revenue share agreements with these online business customers.
Gaming Equipment and Systems
Gaming equipment and systems revenues are derived from the sale of some combination of: (i) gaming equipment and player terminals; (ii) game content; (iii) license fees; and (iv) ancillary equipment, such as signage and lighting packages.

Games Products

Our Games products include mechanical and video reel games in Class II, Class III and HHR configurations and are offered in a variety of differentiated cabinets:

Classic Mechanical Reel Games. Our full range of classic mechanical reel games provides players with a traditional, high denomination slot gaming experience.

•Player Classic/Player Classic Signature: These games leverage our long-standing experience in building enduring brands, such as Black Diamond® and Wild Wild Gems®, and feature a unique perspective on traditional slot games with eye-catching features, such as Cash Machine™, a three-reel, one-line mechanical slot game that offers “win what you see” gameplay.

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

•Empire 5527. The Empire 5527 cabinet features a portrait-oriented 55-inch upper display and a landscape-oriented 27-inch lower display, game-controlled lighting on the base-game display, and a high-quality sound system. The cabinet is also designed to occupy less space on the casino floor, allowing for more flexible configurations. The Empire 5527 includes the high-performing licensed game Smokin’ Hot Stuff Wicked Wheel®. We expanded the Empire 5527 into a banked product called Empire Arena™ that offers flexibility in banking configurations for casino operators, with three units and up to a total of eight units. The product is currently supported by successful game themes – Discovery Channel’s Shark Week®, which launched in October 2018, The Vault™, which launched in October 2019, along with several follow ups such as Fruit Ninja. These titles offer base games as well as competitive community-style bank-wide bonus features.

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

•Empire DCX. The Empire DCX is a premium video cabinet that features dual curved 43-inch displays that support 4K content with integrated edge lighting, premium 4.1 surround sound, and enhanced game-controlled lighting. The cabinet is available exclusively with licensed brand game themes having launched with Little Shop of Horrors Director’s Cut™ slot game.
Everi FinTech
Our FinTech products and services include solutions that we offer to gaming operators to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. These solutions include:

•access to cash at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchase at casino cage, kiosk and mobile POS devices;

•access to cashless funding through the CashClub Wallet® and QuikTicket,

•check warranty services,

•self-service fully integrated kiosks and related maintenance services;

•self-service loyalty tools, promotion management software and loyalty kiosks and related maintenance services;

•compliance, audit, and data software;

•a credit bureau focused on casino credit with data and reporting services;

•marketing and promotional based services; and

•other ancillary offerings.

We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.

Financial Access Services
In connection with our Financial Access Services, we offer the following:
Funds Dispensed. Funds dispensed transactions represent the largest category of electronic payment transactions that we process, as measured by dollars processed and transaction volume. In a funds dispensed transaction, a patron directly accesses funds from either a standalone ATM or a device enabled with our funds dispensing service by using a debit card to withdraw funds from the patron’s demand deposit account, using a credit card to access the patron’s line of credit, or disbursing funds authorized by a third party through direct application programming interface integration. In any event, the patron must use the personal identification number (“PIN”) associated with such card or other accepted authentication method. Our system then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or card issuer, or through a third party system, as applicable.
Depending on several factors, including the patron’s account balance, their credit limit and/or the daily withdrawal limits (which limits are often set by the card issuer), the card issuer will either authorize or decline the transaction. If the transaction is authorized, then the funds dispensing-enabled device dispenses the cash to the patron. For a transaction using a debit card, the patron’s demand deposit account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the funds dispensing service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus service fees assessed by the Company and by the card issuer for the use of the funds dispensing service. In both cases, our service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee from the card issuer, which we refer to as the interchange reimbursement fee, for accommodating the card issuer’s customer (the patron). In most circumstances, we pay a percentage of the service fee received from the patron and, in many circumstances, a portion of the interchange reimbursement fees received from the card issuer, as a commission to our gaming operator customers for the right to operate on their premises.
Funds Transmitted. Everi products are also able to transmit funds to a patron’s external bank account or other approved account from physical devices such as our kiosks or via the CashClub Wallet. These funds may be sent via ACH, the debit card networks, or direct connections with third parties. In all cases, Everi will either charge a fee to the casino operator or share in revenue from the patron where fees are presented to them for the service.
Credit Card Financial Access Transactions and POS Debit Card Financial Access Transactions. Patrons can perform credit card financial access transactions and POS debit card financial access transactions using many of our enabled devices. A patron’s credit card financial access limit is usually a sub-limit of the total credit line and is set by the card issuer, not Everi. These limits vary significantly and can be larger or smaller than the POS debit financial access limit. A credit card financial access transaction obligates the patron to repay the card issuer over time on terms that are preset by the cardholder agreement. A patron’s POS debit card allows the patron to make cash withdrawals at the POS-enabled device in an amount equal to the lesser of the amount of funds in the account, or a daily limit that is generally five to ten times as large as the patron’s daily ATM limit.
When a patron requests either a credit card or POS debit card financial access transaction, our processor routes the transaction request through one of the card associations, or EFT networks, to the card issuer. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the card issuer. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. Our service fee is a fixed dollar amount, a percentage of the transaction size, or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming operator’s cashier cage (“financial services center”), to complete the transaction, because both credit card and POS debit card financial access transactions must, in most circumstances, be completed in a face-to-face environment and a unique signature received in order to comply with rules of the card associations. We receive the transaction amount and the service fee from the card issuer, and we reimburse the gaming operator for the cash amount that it provided to the patron, and in addition, will pay the gaming operator a portion of the service fee we collected as a commission for the right to operate on its premises. We are also obligated to pay interchange fees to the card issuer and processing costs related to the electronic payment transaction to card associations.
Check Warranty Services. Everi provides a check warranty service that allows gaming operators to accept personal and/or payroll checks without the risk of default. When a patron presents a check to the cashier at a gaming operator, the check and patron information is sent through Everi’s system to our third-party partner. The partner evaluates the information and returns to the cashier a warranty limit that a check or multiple checks can be cashed for on that business day. The partner may also return a decline code telling the cashier not to accept the check.
For a gaming operator that subscribes to the check warranty service, Everi will warranty any dishonored check that was approved, eliminating any risk of loss on check acceptance for the gaming operator. Everi’s partner facilitates and manages the check processing, deposits, redeposits, and collections for any checks.
On our behalf, our third-party provider charges our customers a fee for the check warranty services, which is typically a percentage of the face amount of the check being warranted. In such circumstances, we receive the check warranty revenue associated with the fees we charge our customers for the initial check warranty services. We are exposed to risk for the losses associated with warranted checks that cannot be collected from patrons issuing the items. Warranty expenses are defined as any amounts paid by the third-party provider to gaming operators to purchase dishonored checks that will not be collectible from patrons. We also pay certain fees and expenses to our third-party provider in connection with the provision of such services.
CashClub® is a software payments platform that provides gaming operators with a personal computer workstation software user interface and point-of-sale terminal that streamlines credit and debit card financial access transaction processing and check warranty transactions for casino patrons. It allows for electronic signature capture and dynamic currency conversion. Several mobile versions, such as CashClub Concierge, are also available that enable operators to serve their patrons when, where, and how they are needed. It also interfaces with our Everi Compliance solutions (defined below) to assist casino operators with meeting regulatory requirements under Title 31 of the Bank Secrecy Act.
CashClub Wallet® is a digital payments platform for gaming operators to offer their patrons a digital cashless method to fund their entertainment experience, including funding at the gaming device, payments at point of sale for retail, online, hotel and food/beverage, igaming, and sports wagering. The wallet allows patrons various funding options including credit card financial access transactions and POS debit card financial access transactions, Automated Clearing House, and E-Check check warranty. It also interfaces with our Everi Compliance solutions (defined below) to assist casino operators with meeting regulatory requirements under Title 31 of the Bank Secrecy Act. The wallet also has capabilities to integrate with our Loyalty platform including our Enrollment and Promotional kiosks.
Software and Other
JackpotXpress is a full-featured jackpot payout and tax form management and filing platform that allows casino personnel to work through the complex jackpot process using a mobile tablet or kiosk. JackpotXpress allows gaming operators to reduce jackpot payout wait times, increase slot play, eliminate manually filling out cumbersome paper documents, and perform Know Your Customer (“KYC”) checks. It is fully integrated with our Everi Compliance, CageXchange, and JackpotXchange products. In addition to making jackpot operations more efficient, JackpotXpress also helps operators increase customer engagement which leads to improved loyalty and service.
Loyalty Platform provides a software platform that enables gaming operators to adopt and deliver new promotional strategies to attract, engage, reward, and retain their patrons. Gaming operators utilize the platform to deliver content and promotions on kiosks, tablets, and mobile devices. The software platform integrates with other casino applications to engage with patrons in a more relevant and personalized fashion. We provide the operators with a control panel to assist with the planning, personalization, and optimization of delivering messages and content via interactions within our platform depending on how much value the casino places on the patron. This allows our customers to unify the patron experience across all touchpoints within the casino and replaces outdated promotional and enrollment tactics by utilizing our content for promotions, drawings, targeted alerts, card signups, reprints, and geo-fencing. By providing a comprehensive set of integrated applications within our platform, we offer gaming operators the ease of use and simplicity to interact with their patrons. Additionally, our loyalty platform is integrated with other Everi applications for financial access and compliance tools.
Maintenance provides various levels of support and maintenance services for our fully integrated kiosks, loyalty kiosks, and related equipment. Our support operations, field service, and customer engagement teams provide quarterly and annual preventative maintenance on these products and software systems to help maximize the efficiency of our products.
Everi Compliance is a leading Anti-money Laundering (“AML”) management tool for the gaming industry. Everi Compliance encompasses many elements including filing Suspicious Activity Reports (“SARs”) and Currency Transaction Reports (“CTRs”), and assisting our customers in performing KYC activities. Everi Compliance automates much of the manual processes gaming operators employ to be compliant with those requirements, thus saving time, improving accuracy, and allowing operators to manage their compliance programs much more efficiently. In addition, Everi Compliance gives operators the ability to enter

Multiple Transaction Log and Negotiable Instrument Log transactions, file Financial Crimes Enforcement Network (“FinCEN”) reports electronically, conduct transaction analysis, complete compliance audits, and review reports.
Central Credit is our gaming patron credit bureau service which, on a subscription basis, allows gaming operators to improve their credit-granting decisions by obtaining access to a database containing credit information and transaction data on millions of gaming patrons. Our gaming credit reports comprise information recorded from patron credit histories at hundreds of gaming operators. We provide such information to gaming operators that subscribe to the service. These operators then use that data, among other things, to determine how much credit, if any, they will grant to a gaming patron. We typically charge our customers for access to gaming patron credit reports on a monthly basis and our fees are generally comprised of a fixed minimum amount plus per-transaction charges for certain requests.
Hardware
Fully Integrated Kiosks are a complete line of products that provide multiple functions to gaming operators on their casino floors. This includes financial access functionality that enables funds dispensed cash withdrawals, POS debit card and credit card financial access transactions directly or by using our patented “Seamless Transition” technology, which is the Europay, MasterCard, and Visa global standard for cards equipped with security chip technology (“EMV”). The kiosks also provide functionality to perform check cashing transactions, slot machine ticket redemption, bill breaking, slot ticket purchase from a debit card, and loyalty program access, as well as integration with mobile and wallet technology. The availability of our financial access platform on these slot ticket redemption devices provides us with additional points of contact with gaming patrons at locations that are typically closer to gaming devices than traditional financial access devices that are generally located on the periphery of the gaming area and provides gaming patrons with more opportunities to access their cash with less cashier involvement.
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
•Our Cash Recycling Solutions allow casinos to fully automate the check in and check out process of money, saving time and expense. As gaming operators vary in size and complexity, these Cash Recycling Solutions support a number of diverse operations such as retail, food and beverage, entertainment, and gaming operations.
Loyalty Kiosk and Related Equipment provide gaming operators with self-service loyalty enrollment, player card issuance, and marketing equipment that manages and delivers a gaming operator’s marketing programs through the patron interfaces. This loyalty-related equipment allows the customer to utilize and interact with the loyalty platform as the central hub for all the marketing offerings.
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
Sales
As of December 31, 2022, we served more than 3,100 casinos and other gaming properties primarily in the United States and Canada, with additional customers in Australia, the United Kingdom, Europe, the Caribbean, Central America, and Asia.
In our Games and FinTech businesses, we sell and market our products and services primarily through direct sales force, which targets regulated gaming operators in the United States, Canada, and in certain international markets. Our sales and marketing efforts are directed by a team of customer service executives, each of whom has business development responsibility for gaming operators in specified geographic regions. These customer service executives direct their efforts at various gaming operator personnel, including: senior executives, finance professionals, marketing staff, slot directors, and cashiers, and seek to educate them on the benefits of our products and services. In some cases, our customer service executives are supported by field service and customer engagement teams, who provide on-site customer service. In other cases, our sales executives directly maintain the customer relationships. These customer service executives and field service and customer engagement teams generally reside in the vicinity of the specific gaming operators they support to provide a prompt response to the needs of those gaming operators. In some situations, we also have joint sales efforts with several strategic partners, including independent sales organizations, which allow us to market our products and services to gaming operators through channels other than our direct sales force.
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
We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees, certification, and testing fees. Once the technological feasibility has been established, the project is capitalized until it becomes available for general release.
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
With respect to our FinTech business, we compete with other providers of financial access services to the gaming industry. Some of these other providers have established cooperative relationships with each other to expand their service offerings. We also face competition from: (i) other manufacturers that provide similar goods and services; (ii) independent sales organizations, which provide basic services often at aggressive pricing; and (iii) traditional transaction processors that have entered the gaming patron financial access services market. This competition amongst these various providers can result in pricing pressure and margin erosion with respect to our core financial access products and services. In addition to competing with various providers of financial access services, FinTech experiences competition from either those same providers or standalone providers of AML compliance products and self-service kiosks for ticket and jackpot redemption.

Resources
Manufacturing
We have assembly facilities in Austin, Texas, Las Vegas, Nevada and Sydney, Australia, where we assemble gaming machines and kiosk products, which comprise a variety of components, including cabinet hardware, computer assemblies, LCD screens, printers, bill validators and acceptors, power transformer and wiring harnesses. We believe that our sources of supply of component parts and raw materials for our products are generally adequate. We utilize contract manufacturers to produce the cabinet hardware that make up our gaming machines, kiosk products, and certain other sub-assemblies.
Intellectual Property
We believe the ability to introduce and respond to technological innovation in the gaming industry will be an increasingly important qualification for the future success of any provider of financial access and gaming-related products and services. Our continued competitiveness will depend on: (i) the pace of our new product development; (ii) our patent, copyright, trademark, and trade secret protection; and (iii) our relationships with customers. Our business development personnel work with gaming operators, our technology and other strategic partners, and the suppliers of the financial services upon which our financial access services rely, to design and develop innovative products and services that appeal to gaming patrons.
We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual restrictions to protect our intellectual property. The expiration dates of these patents vary and are based on their filing and issuances dates. We intend to continue to actively file for patent protection, when such filings are commercially reasonable, within and outside the United States. We also seek trademark protection for our names and products and have registered hundreds of trademarks in the United States and various foreign countries. Under permission or license agreements with third parties, we also sell gaming products covered by independently filed copyrights, trademarks, or patents. Typically, these contracts require us to pay royalties to the licensing party. Royalty expenses are included in the cost of gaming equipment and systems in our Financial Statements included elsewhere in this Annual Report on Form 10-K. In addition to our patents, trademarks, and copyrights, we also rely on a broader scope of intellectual property including trade secrets, in-house know-how, and innovation.
Human Capital
Composition of our workforce
As of December 31, 2022, Everi employed approximately 2,000 people, a vast majority of whom work in the United States. Approximately 800 people are employed within the Games segment and approximately 1,200 people are employed within the FinTech segment. None of our employees are party to a collective bargaining agreement and we have had no labor-related work stoppages.
Culture of our workplace
In 2022, we reaffirmed our mission statement and continued to focus on our employees’ collective imagination, talent, and innovation with our Company’s objectives. At Everi, we are guided by our values of collaboration, integrity, inclusion, excellence, and fun. We (i) Harness the power of collaboration; (ii) Act with integrity; (iii) Value Everi-One; (iv) Exceed expectations and be bold. When we deliver on these values consistently, we H.A.V.E. (v) Fun! We live these values by investing in programs and implementing standards to promote ethical business conduct, diversity, sustainability, giving and volunteerism, and responsible gaming. These programs support our long-term business success while also empowering our team members.
Inspired by Author Simon Sinek’s concept of the Golden Circle and the importance of identifying the “WHY” behind your business, Everi has established a company “WHY” statement. As part of our continued growth and our desire to define and share our Company “WHY” statement more broadly, we apply the Company “WHY” that put our employees and their success front and center:
Elevate the Success of:
•Everi Employee
•Everi Customer
•Everi Day!
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
The Company activates its commitment to diversity and inclusion by employing a multi-pronged strategy: (i) promoting a fun, friendly, and supportive environment; (ii) valuing inclusion as a top priority and expectation; (iii) focusing resources on recruiting and retaining qualified employees from diverse backgrounds; and (iv) continuously building awareness of the importance and benefits that diversity and inclusion provide to our Company and employees. In addition, our Compensation Committee and Nominating and Governance Committee oversee initiatives and metrics in relation to human capital management, including corporate culture, diversity, acceptance, inclusion, and attracting and retaining talent.
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
Everi is also working to increase the representation of women in our workforce. In 2017, the Company launched The Women’s Leadership Initiative (WLI), which seeks to develop and advance gender diversity and create new opportunities and a clearer path for advancement. The WLI is committed to promoting and advocating gender diversity at all levels of leadership through awareness, training, development, and inspiration. Participants in the WLI engage and connect with other WLI members, Company employees and leaders, and diverse stakeholders in the gaming industry. WLI members also participate in educational programs such as “lunch and learn” events with internal business leaders and training opportunities with experts outside the industry. The WLI leads the Company’s mentorship program for U.S. employees, providing the benefit of advice and insights from Everi mentors to all mentees.
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
Employee Engagement
Aligning with our values of Inclusion and Collaboration, we seek continuous dialogue with our employees about their experience at Everi. With more than 70% of our employee population working remotely, maintaining strong employee engagement, and offering methods for employee input are more important than ever. We utilize several effective employee feedback mechanisms, including annual employee surveys, Company-wide email communications and periodic town hall meetings. These tools and platforms provide important Company updates from leadership but also moments for employee participation and involvement. Everi’s leadership team directly addresses employee feedback provided through these mechanisms. In doing so, we strive to instill confidence that employee input leads to positive action. We have seen an increase in positive scores.
Everi participates in the “Top Workplaces” and “Great Place to Work” programs, benchmarking our employee experience against thousands of other organizations across the U.S. In 2022, the Company received seven separate awards, reflecting the belief of our employees in the Company’s direction, operations and future: we repeated as a Nevada Top Workplace; we repeated as Greater Austin Top Workplace in 2022; we were awarded four 2022 Culture Excellence Awards at a National level in Leadership, Innovation, Compensation & Benefits, and Work-life Flexibility; and we also repeated as Great Place to Work (India) at our overseas Technology Development Centers.
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

Talent Acquisition and Diverse Recruiting
The Recruitment Team utilizes tools and systems to search for talent from a broader range of sources, knowing that many of the positions would be filled by individuals working remotely. These tools reduce geographic barriers in the talent acquisition process, yielding a larger talent pool to fill all roles, including those that require specific skills in the current competitive job market. We also continue to enhance our Recruitment Team so that we can effectively identify new talent for our growing business.
At Everi, we know that creativity and innovation spring from diverse backgrounds and perspectives. With the goal of expanding diverse talent in the workplace, we continue to utilize a blind resume screening process for initial applicants to review talent, experience, and qualifications without certain demographic information. We also look for ways to expand the talent pool and reach new candidates: A member of our Recruitment Team is dedicated to working with different educational institutions, professional associations, student organizations and other entities to provide information and assistance to their diverse students and job seekers, and to identify new candidates for our open positions.
Employee Health and Wellness
Everi considers the health and safety of our employees to be of paramount importance. We have policies in place to monitor the working conditions of our employees and implement measures to protect their health, safety, and well-being.
Our benefits are designed to recognize the diverse needs of our workforce. Our program provides competitive and comprehensive benefit options at a reasonable cost to our employees. Our benefits include an array of offerings, such as comprehensive medical, dental and wellness benefits, flexible time off plans and paid holidays, flexible spending accounts, a 401(k) retirement plan with a Company match on employee contributions, and financial wellness services. On an annual basis, we issue an employee benefits survey to gather feedback from our employees on our benefit offerings and use their input to make improvements.
Everi focuses on compliance with applicable laws and regulations regarding workplace health and safety as well as emergency and disaster recovery for its operations. We continue to rely upon guidance from national health organizations related to the macro environment with the goal of protecting our employees from potential harm.
Seasonality
Our revenues and cash flows may fluctuate throughout the year driven by seasonality, among other factors. Historically, we have generally experienced higher operating income during the first half of a year and lower operating results during the second half of a year; however, such fluctuations do not have a material impact on our revenues and cash flow.
Government Regulation
General
We believe that we are in substantial compliance with the material gaming and financial institution laws applicable to our business. We have a diligent internal compliance program governing our business activities, as well as legal requirements generally applicable to publicly traded companies. The compliance program is directed on a day-to-day basis by our Chief Legal Officer, who also serves as Chief Compliance Officer. Legal advice is provided by attorneys from the Company’s legal department and outside experts. The compliance program is overseen by the Corporate Compliance Committee, which includes an independent member. While complying with these regulations can require significant time and resources, we do not believe it results in costs that materially impact our earnings, capital expenditures, or competitive position. Despite our compliance efforts, we can give no assurance, however, that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future.
Gaming Regulation
The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations, and ordinances applicable to the ownership, management, and operation of gambling operators, manufacture and distribution of gaming devices, as well as certain financial services conducted at such operators. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) secure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (ii) promote economic activity for the state, county, and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.
A description of the material regulations to which we are subject is set forth below.

Gaming Authorities. We are regulated by various city, county, state, provincial, federal, tribal, and foreign government agencies (collectively, “Gaming Authorities”) in the jurisdictions where we conduct business as either a: (i) manufacturer of gaming devices, in those jurisdictions where we manufacture gaming devices and systems; (ii) distributor of gaming devices, in those jurisdictions where we distribute gaming devices and systems; (iii) supplier of “associated equipment,” in those jurisdictions where we sell and service fully integrated kiosks and other integrated kiosk solutions; and (iv) non-gaming supplier or vendor, in those jurisdictions where we provide financial access and Central Credit services only. We must maintain those licenses, registrations, or other approvals in good standing to continue our business. Gaming Authorities have broad discretion in determining whether to grant a license, registration, or other approval. Subject to complying with certain procedural requirements, Gaming Authorities may deny any application, or limit, condition, restrict, revoke, or suspend any license, registration, finding of suitability, qualification, or other approval for any cause deemed reasonable to them.
Approvals, Licensing, and Suitability
The process of obtaining necessary licenses, registrations, or other approvals often involves substantial disclosure of confidential or proprietary information about us and our officers, directors, key personnel and, in certain instances, beneficial owners of our debt or equity securities, and requires a determination by the regulators as to our suitability as a manufacturer, distributor, supplier, or vendor to gaming operators. Authorities have broad discretion and may require any beneficial holder of our securities, regardless of the number of shares of common stock or amount of debt securities owned, to file an application, make personal or confidential disclosures, be investigated, and be subject to a determination of suitability. Many jurisdictions require any person who acquires beneficial ownership of more than a certain percentage (most commonly 5%) of voting securities of a publicly-traded gaming company and, in some jurisdictions, non-voting securities, to report the acquisition to Gaming Authorities, and Gaming Authorities may require such holders to apply for qualification or a finding of suitability, subject to limited exceptions for “institutional investors” that hold a company’s voting securities for investment purposes only.
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

The Johnson Act. The Johnson Act, as amended by the federal Gambling Devices Act of 1962 (the “Johnson Act”), requires that we register annually with the Criminal Division of the United States Department of Justice, and requires a wide variety of record keeping and equipment identification efforts on our part. Registration is required for us to sell, distribute, manufacture, transport, or receive gaming equipment, machines, or components across state lines. If we fail to comply with the requirements set forth under the Johnson Act, we could become subject to a variety of penalties, including, but not limited to, the seizure and forfeiture of equipment.
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
Financial Services Regulation
Our FinTech business is also subject to several financial services regulations:
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
Anti-Money Laundering and Sanctions. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes the following: internal policies, procedures, and controls designed to identify and report money laundering, a designated compliance officer, ongoing employee training programs, an independent audit function to test the program, and customer due diligence. In addition, the financial access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming operator customers are required to file a Suspicious Activity Report (“SAR”) with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR in certain circumstances where we provide our financial access services directly to patrons. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming operator customers, in situations where our financial access services are provided through gaming operator cashier personnel, and we, in situations where we provide our financial access services, are required to file a Currency Transaction Report (“CTR”) of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations.
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
Fund Transfers. Our POS debit card financial access transactions, credit card financial access transactions, and funds dispensing services are subject to the Electronic Fund Transfer Act, which provides cardholders with rights with respect to electronic fund transfers, including the right to dispute unauthorized charges, charges that list the wrong date or amount, charges for goods and services that are not accepted or delivered as agreed, math errors, and charges for which a cardholder asks for an explanation or written proof of transaction along with a claimed error or request for clarification. We believe the necessary policies and procedures have been implemented throughout our organization to comply with the regulatory requirements for fund transfers.
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

Check Cashing. In jurisdictions in which we may provide check cashing services, we are required to be licensed by the applicable state banking regulator at the appropriate level for the services we deliver. Some states also impose restrictions on this activity, such as limits on the amounts of service fees that may be imposed on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.
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
Debt Collection. We currently outsource most of our debt collection efforts to third parties. However, we may engage in debt collection to collect on chargebacks on our financial access products and unpaid balances for services performed for our check services, Central Credit services, compliance services, receivables relating to the sale and service of our fully integrated kiosks and other integrated kiosk solutions, and other amounts owing to us in connection with performing various services for our customers. All such collection practices may be subject to the Fair Debt Collection Practices Act (the “FDCPA”), which prohibits unfair, deceptive, or abusive debt collection practices, as well as consumer-debt-collection laws and regulations adopted by the various states.
Consumer Financial Services. The Consumer Financial Protection Bureau and other federal, state, and local law enforcement and regulatory agencies have the authority to regulate consumer financial products. These agencies have broad statutory powers, including to promulgate rules, issue interpretations, and take enforcement actions that may affect our business.
Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our financial access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our financial access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information. The GLBA requires us to safeguard and protect the privacy of such non-public personal information and requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law, including without limitation, the California Consumer Privacy Act which became effective as of January 1, 2020. We continue to implement policies and programs as well as adapt our business practices to comply with federal and state privacy laws and regulations. In addition, we are subject to foreign data protection and privacy laws including, but not limited to, the European Union General Data Protection Regulation, which became effective in May 2018 and requires companies to meet certain requirements regarding data privacy and security.
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
Risks Related to Our Business
Overall
•Our operations are dependent upon business and consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons who use our products and services or the amounts of cash that they access using our services.
We provide our gaming-related and financial access products and services almost exclusively to regulated gaming operators. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (i) economic growth, due to changes in consumers’ spending preferences; (ii) economic downturns, or periods of high inflation, due to decreases in our consumers’ disposable income or general tourism activities; and (iii) declining consumer confidence, due to general economic conditions, domestic- and geo-political concerns, or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing responsible gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in the establishments of regulated gaming operators declines as a result of any of these factors, the demand for our financial access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.
•If we are unable to develop and protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights or be restricted in our ability to provide various products in our markets.
Our success depends, in part, on developing and protecting our intellectual property. We rely on a combination of patents, trademarks, copyrights, trade secrets, and contractual restrictions to protect our intellectual property. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners, contractors and customers to establish and protect our intellectual property and similar proprietary rights. We cannot assure you that we will be successful in protecting these rights and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors through malfeasance by employees, contractors or other insiders who may have access to our intellectual property; industrial, corporate or other espionage events; or unauthorized intrusions into our networks or those of our third-party vendors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.
In addition, we rely on intellectual property licenses from one or more competitors, the loss of which could materially and adversely affect our business and the sale or placement of our products. Various third-party gaming manufacturers with which we compete are much larger than us and have substantially larger intellectual property asset portfolios. The gaming manufacturer industry is very competitive and litigious, and a lawsuit brought by one of our larger competitors, regardless of whether or not well-founded, may have a material adverse effect on our business, financial condition, operations, or cash flows and our ability to sell or place our products.
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
•We rely on technology provided by third-party vendors, the loss of which could materially and adversely affect our business, increase our costs, and delay deployment or suspend development of our financial services products, gaming systems and player terminals.
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
To the extent there are adverse conditions present, which have begun to, and continue to, occur during the global pandemic, we may continue to experience various difficulties, particularly with respect to international third-party suppliers of our components, that could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our products to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our financial service products, gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.
•Our net operating losses and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.
As of December 31, 2022, we had tax effected federal and state net operating loss (“NOL”) carry-forwards of approximately $24.3 million and $3.6 million, respectively, and federal research and development credit carry-forwards of approximately $18.5 million. Our federal NOLs of $4.4 million, tax effected, can be carried forward and applied to offset taxable income for 20 years and will expire starting in 2037 for losses incurred before 2018. The estimated federal NOLs incurred after 2017 of approximately $19.9 million, tax effected, can be carried forward indefinitely to offset taxable income. Our state NOL carry-forwards will expire between 2023 and 2042. Our federal research and development credits are limited to a 20 year carry-forward period and will begin to expire in varying amounts in 2029, if not utilized.
Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. As of December 31, 2021, our U.S. operations emerged from a three-year cumulative loss position. Based on our analysis as of December 31, 2021, we removed the full valuation allowance in the federal and certain state jurisdictions, contributing to a $67.9 million reduction in our valuation allowance in 2021. Our ability to utilize these NOL and other tax credit carry-forwards to reduce taxable income in future years may be limited, including the possibility that projected future taxable income is insufficient to realize the benefit of these NOL carry-forwards prior to their expiration. To the extent our results of operations decline, we may not have the ability to meet the more likely than not accounting standard which would require us to record an additional valuation allowance in the future.
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
In the event of a natural or human-caused disaster or other catastrophic event, the operations of gaming operators could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall, and other extreme weather conditions often deter our customer’s patrons from traveling to or make it difficult for them to frequent the sites where our games and FinTech equipment are installed. Similarly, public health crises, such as the outbreak of communicable diseases like COVID-19, often deter patrons from visiting our customer’s gaming operators. If any of those sites, where a significant number of our games and FinTech equipment is installed, either individually or simultaneously experienced adverse weather conditions, our results of business, financial condition, and operations could be materially and adversely affected. From time to time, the impact of weather-related natural disasters has resulted in business disruption at certain of our locations as well as our customers’ facilities and may do so in the future.
Similarly, many of the international third-party suppliers we rely on for the manufacture of our gaming and FinTech equipment are located in areas that are subject to natural disasters, public health issues, political instability and other potentially catastrophic events. When these events occur, our suppliers may not be able to fulfill their obligations to us, which has in the past resulted in uncertainty in our supply chain and could in the future result in disruptions to our supply chain that adversely affect our results of business, financial condition, and operations.
•The global COVID-19 pandemic has had, and may continue to, or in the future have, a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of the customers and suppliers in the gaming industry that we serve. We are unable to predict the extent to which the pandemic and related impacts will continue to adversely impact our business operations, financial performance, results of operations, financial position, and the achievement of our business objectives.
The COVID-19 pandemic negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. Consequently, demand for our products and services could be impacted in the future as a result of decreases in gaming activity, whether resulting from the COVID-19 pandemic or other public health crises, uncertainty in the economy or industry, supply chain disruptions, or other for reasons. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments, which are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the resurgence of its variants, and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic may also exacerbate the risks disclosed in this section of our Annual Report.
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
•Tribal gaming customers who have historically operated large numbers of Class II gaming units may negotiate arrangements with state governments or renegotiate existing gaming compacts that could impact the number of Class II gaming devices currently supplied by the Company, to the extent there is a desire to change to Class III gaming units. If we are unable to maintain our existing placement of units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2022, we operated more than 10,300 Class II gaming units under lease or daily fixed-fee arrangements with our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed-fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, our business, financial condition, operations, or cash flows could be negatively impacted.
•Tribal gaming customers that operate Class III gaming units do so under compacts with state governments. If these tribal gaming customers are unable to maintain or renew these existing gaming compacts, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2022, we operated approximately 4,000 Class III gaming units under lease or daily fixed-fee arrangements with our tribal gaming customers. As Class III units generally perform better than Class II units, the loss of these Class III placements under lease or daily fixed-fee arrangements, if these customers are unable to renew their Class III gaming compacts and we are unable to replace these lost units with our proprietary Class II units, may negatively impact our business, financial condition, operations, or cash flows.
•We derive a significant portion of our revenue from tribal customers, and our ability to effectively operate in tribal gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on tribal land.
We derive a significant percentage of our revenue from the provision of financial access and gaming-related products and services to gaming facilities operated on tribal lands. Tribes that are federally-recognized are considered “domestic dependent nations” with certain sovereign rights and, in the absence of a specific grant of authority by Congress to a state or a specific compact or agreement between a tribal entity and a state that would allow the state to regulate activities taking place on tribal lands, such tribes can enact their own laws and regulate gaming operations and contracts. In this capacity, tribes generally enjoy a degree of sovereign immunity, which, among other things, recognizes a tribe’s inherent authority of self-determination and self-governance, immunizes the tribe from certain lawsuits outside of tribal jurisdiction, and generally authorizes a tribe’s powers of taxation and spending over its federally-recognized nation. Accordingly, before we can seek to enforce contract rights with a tribe, or an agency or instrumentality of a tribe, we must obtain from the tribe a general or limited waiver of its sovereign immunity with respect to the matter in dispute, which we are not always able to do. Without a general or limited waiver of sovereign immunity, or if such waiver is held to be ineffective, we could be precluded from judicially enforcing any rights or remedies against a tribe, including the right to enter lands to retrieve our property in the event of a breach of contract by the tribal party to that contract. Governing law and venue provisions in our contracts with tribal customers vary widely and may not be enforceable.
Government enforcement, regulatory action, judicial decisions, and proposed legislative action have in the past affected, and will likely continue to affect our business, financial condition, operations, cash flows, and prospects in tribal lands. The legal and regulatory uncertainties surrounding our tribal agreements could result in a significant and immediate material adverse effect on our business, financial condition, operations, or cash flows. For example, certain of our agreements with tribes are subject to review by regulatory authorities. Additionally, such uncertainties could increase our cost of doing business and could take management’s attention away from operations. Regulatory action against our customers or equipment in these or other markets could result in machine seizures and significant revenue disruptions, among other adverse consequences. Moreover, tribal policies and procedures, as well as tribal selection of gaming vendors, are subject to the political and governance environment within each tribe. Changes in tribal leadership or tribal political pressure can affect our business relationships within markets.
•We may not realize sufficient returns or be successful in renewing our existing or future placement and development fee arrangements with casino operators to expand or develop gaming facilities.
In our gaming business, we have entered into placement fee agreements with several customers to secure long-term revenue share arrangements which include a fixed number of player terminal placements in the gaming facility. These placement fee arrangements sometimes provide for the removal of our player terminal placements in the event of poor game performance with no further obligation from the gaming customer.

FinTech Business
•An unexpectedly high level of chargebacks, as a result of fraud or otherwise, could materially and adversely affect our Financial Access business.
When patrons use our financial access services, we either dispense cash or produce a negotiable instrument that can be exchanged for cash. If a completed financial access transaction is subsequently disputed, and if we are unsuccessful in establishing the validity of the transaction, we may not be able to collect payment for such transaction and such transaction becomes a chargeback. If we incur chargebacks in excess of specified levels, we could lose our sponsorship into the card associations or be censured by the card associations by way of fines or otherwise. Our failure to adequately manage our chargebacks could have a material adverse effect on our business, financial condition, operations, or cash flows.
•Changes in consumers’ willingness to pay a convenience fee to access their funds could reduce the demand for our Financial Access products and services.
Our financial access business depends upon the willingness of patrons to pay a convenience fee to access their own funds on the premises of a gaming operator. In most retail environments, consumers typically do not pay an additional fee for using non-cash payment methods such as credit cards, POS debit cards, or checks. Gaming patrons could bring more cash with them to the establishments of gaming operators or access cash outside of gaming operators without paying a fee for the convenience of not having to leave the establishment. To the extent that gaming patrons become unwilling to pay these convenience fees or lower cost financial access alternatives become available, the demand for financial access services within the establishments of gaming operators may decline and our business could suffer.
•We maintain a significant amount of cash within our ATMs, which is subject to potential loss due to theft or other events, including natural disasters.
A loss of cash from the ATMs we own and for which we provide the cash to operate from our vault cash arrangements is generally our responsibility. We typically require that our service providers, who either transport the cash or otherwise have access to the ATM safe, maintain adequate insurance coverage in the event cash losses occur as a result of theft, misconduct or negligence on the part of such providers. Cash losses at the ATM could occur in a variety of ways, such as natural disasters, fires, vandalism, and theft. Our insurance policies may not cover losses that may occur to the equipment, and any losses to the cash contained in those devices would be borne by us. An increase in the frequency and/or amounts of theft and other losses could lead to a material loss of cash and negatively impact our operating results.
Risks Related to Our Capital Structure
•The leverage restrictions on our outstanding debt could have significant adverse effects on our business, financial condition and results of operations.
As of December 31, 2022, our total indebtedness was approximately $1.0 billion, which included the senior secured term loan and senior secured revolving credit facility (“New Credit Facilities”) and the senior unsecured notes due 2029 (the “2021 Unsecured Notes”), (as discussed in “Note 12 - Long Term Debt”), each of which contain restrictive covenants. Our existing borrowings could impact our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk on our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness, any of which could have significant adverse effects on our business, financial condition and results of operations.
•We may not be able to generate sufficient cash to service all of our indebtedness, including the New Credit Facilities and the 2021 Unsecured Notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
•A material increase in market interest rates could adversely affect our business and results of operations.
As of December 31, 2022, all of our indebtedness under our Senior Credit Facilities were at a variable interest rates tied to LIBOR. Any material increases to LIBOR could increase the amount of interest we are required to pay under the Senior Credit Facilities and adversely affect our business and results of operations.
In addition, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in LIBOR will result in higher monthly fees that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in LIBOR and our business could be adversely affected.
Risks Related to Our Information Technology
•We have experienced in the past and may experience in the future network or system failures, or service interruptions, including cybersecurity attacks, or other technology and privacy risks. Our inability to protect our systems and data against such risks could harm our business and reputation.
Our ability to provide uninterrupted and high levels of services depends upon the performance of our internal network, systems and related infrastructure, and those of our third-party vendors. Any significant interruptions in, or degradation of, the quality of the services, including infrastructure storage and support, that these third parties provide to us could severely harm our business and reputation and lead to the loss of customers and revenue. Our internal network, systems, and related infrastructure, in addition to the networks, systems, and related infrastructure of our third-party technology vendors, may be vulnerable to computer viruses and other malware that infiltrate such systems and networks, as well as physical or electronic security breaches, natural disasters, and similar disruptions. They have been and may continue to be the target of attempts to identify and exploit network and system vulnerabilities, penetrate or bypass security measures to interrupt or degrade the quality of the services we receive or provide, or otherwise gain unauthorized access to our networks and systems or those of our third-party vendors. These vulnerabilities or other attempts at access may result from, or be caused by, human error or technological failures, however, they may also be the product of malicious actions by third parties intending to harm our business. The methods that may be used by these third parties to cause service interruptions or failures or to obtain unauthorized access to information change frequently, are difficult to detect, evolve rapidly, and are increasingly sophisticated and hard to defend against. Our investment in security measures and other defensive measures, and those employed by our third-party vendors, may not be sufficient to defend against all such current and future methods.
Our careful vetting of third parties to provide technology services and the contractual requirements related to the security that we impose on our third-party vendors who have access to this data may not be sufficient to protect us from network or system failures or service interruptions.
Any actual or perceived security breach, whether experienced by us or a third-party vendor; the reporting or announcement of such an event, or reports of perceived security vulnerabilities of our systems or the systems of our third-party service providers whether accurate or not; or our failure or perceived failure to respond or remediate an event or make adequate or timely disclosures to the public, Gaming Authorities, regulatory or law enforcement agencies following any such event may be material and lead to harm to our financial condition, business reputation, and prospects of future business due to, among other factors: loss of customer confidence arising from interruptions or outages of our services, delays, failure to meet contractual obligations, and loss of data or public release of confidential data; increased regulatory scrutiny on us; compromised trade secret and intellectual property; exposure to costly uninsured liabilities such as material fines, penalties, liquidated damages, and overall margin compression due to renegotiation of contracts on less favorable terms or loss of business; liability for claims relating to misuse of personal information in violation of contractual obligations or data privacy laws; and potential theft of our intellectual property.
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
The occurrence of any such failure may also subject us to costly lawsuits and claims for contractual indemnities and may negatively impact the status of our gaming regulatory licenses up to and including revocation, as well as divert valuable management, engineering, information technology, and marketing resources toward addressing these issues and delay our ability to achieve our strategic initiatives. In the event our EGMs or financial access products, systems, or networks are compromised, gaming operators may require us to remediate any abnormality, downtime, loss of use, or suspicious activity, or require us to indemnify casino operators for lost business and, potentially, their patrons. In addition, we gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our financial access services, such as names, addresses, telephone numbers, bank and credit card account numbers and financial transaction information, and the compromise of such data, which may subject us to fines and other related costs of remediation.
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
The market for gaming devices, financial access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. In both our Games and FinTech businesses, some of our competitors and potential competitors have significant advantages over us, including greater name recognition; longer operating histories; pre-existing relationships with current or potential customers; greater financial, research, design, development, marketing, technological, and other resources; and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete and, in respect of our financial access business, to pay higher commissions or other incentives to gaming operators in order to gain new customers. In our FinTech business, we compete with other established providers of financial access products and services, including third-party transaction processors, financial institutions, and other regional and local banks that operate ATMs on the premises of gaming operators. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms for us to establish or maintain relationships with gaming operators, our business, financial condition, operations, or cash flows could be materially and adversely affected.

•Consolidation among our customers or competitors could have a material adverse effect on our revenues and profitability.
We often execute contracts with customers pursuant to which we provide products and services at the establishments of multiple gaming operators. Accordingly, the expiration or termination of a single key contract can mean the loss of multiple gaming facilities at which many of our products and services are used. Consolidation among operators of gaming establishments may also result in the loss of customers, if one of our customers is acquired by a business that utilizes one of our competitors, or significant margin compression, if rates vary between acquiring and acquired customers. Consolidation among our competitors in either the Games or FinTech sectors will only increase advantages these competitors may have over us as we compete for these customers, including even greater financial, research, design, development, marketing, technological, and other resources, and the ability to offer customers more favorable rates and prices due to lower operating costs resulting from efficiencies of scale and varying margins of a larger product portfolio, among other factors.
•Our business depends on our ability to introduce new, commercially viable games, products and services in a timely manner.
Our success is dependent on our ability to develop and sell new games, products, and services that are attractive not only to our customers, but also to their customers, the gaming patrons. If our games, products, and services do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. Additionally, we may be unable to enhance existing games, products, and services in a timely manner in response to changing regulatory or legal requirements, market conditions, or customer requirements, or preferences, or new games, products and services may not achieve market acceptance in new or existing markets. Delay in regulatory approvals of new gaming devices and equipment may adversely impact new product deployment. If we are unable to keep pace with rapid innovations in new technologies or product design and deployment or if we are unable to quickly adapt our development, manufacturing or sales processes to compete, our business, financial condition, operations or cash flows could suffer a material adverse effect.
Risks Related to the Regulation of Our Business
•Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data could subjects us to costly fines, penalties, and legal claims.
We collect and store personally identifiable information about cardholders and patrons, who perform certain financial access and Central Credit transactions, including names, addresses, social security numbers, driver’s license numbers, and account numbers, and we maintain a database of cardholder and patron data, including account numbers, to process our financial access and Central Credit transactions. We also rely on our third-party processor and certain other technology partners to process and store cardholder and patron data relating to our financial access and Central Credit transactions. As a result, we, as well as our third-party processor, certain of our other technology providers, and some of our gaming operator customers, are required to comply with various foreign, federal, and state privacy statutes and regulations and the PCI Data Security Standard. Compliance with these regulations and requirements, which are subject to change at any time, is often difficult and costly, and our failure, or the failure of these other third parties, to comply may result in significant fines or civil penalties, regulatory enforcement action, liability to our sponsor bank, and termination of our agreements with our gaming operator customers, each of which could have a material adverse effect on our business, financial condition, operations, or cash flows. If our computer systems or those of our third-party processor or other technology providers suffer a security breach, we may be subject to liability, including claims for unauthorized transactions with misappropriated bank card information, impersonation, or similar fraud claims, as well as for any failure to comply with laws governing required notifications of such a breach, and these claims could result in protracted and costly litigation, penalties, or sanctions from the card associations and EFT payment networks, and damage to our reputation, which could reduce and limit our ability to provide financial access and related services to our gaming operator customers.
The personally identifiable information we collect also includes our patrons’ transaction behavioral data and credit history data, which we may use to provide marketing and data intelligence services to gaming operators. This information is increasingly subject to federal, state, and card association laws and regulations, as well as laws and regulations in numerous jurisdictions around the world. Governmental regulations are typically intended to protect the privacy and security of such data and information as well as to regulate the collection, storage, transmission, transfer, use, and distribution of such data and information. We could be materially and adversely affected if domestic or international laws or regulations are expanded to require changes in our business practices, or if governing jurisdictions interpret or implement their laws or regulations in ways that negatively affect our business or even prohibit us from offering certain marketing and data intelligence or other services. Similarly, if we are required to allocate significant resources to modify our internal operating systems and procedures to enable enhanced protection of patron data that we transmit, store, and use, our business results could be adversely affected. In addition, we may face requirements that pose compliance challenges in new international markets that we seek to enter as various foreign jurisdictions have different laws and regulations concerning the storage, transmission, and use of gaming patron data. Such variation could subject us to costs, liabilities, or negative publicity that could impair our ability to expand our operations into some countries; therefore, it could limit our future growth.
•We are subject to extensive governmental gaming regulation, which may harm our business.
Our ability to conduct both our gaming and financial access businesses, expand operations, develop and distribute new games, products and systems, and expand into new gaming markets is also subject to significant federal, state, local, tribal, and foreign regulations, which vary from jurisdiction to jurisdiction. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. The gaming laws, regulations, and ordinances generally concern the antecedents, acumen, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in our companies; dictate the technical standards and regulations of our electronic player terminals, gaming systems, and certain other products; and set forth the process and manner by which the Gaming Authorities issue such licenses, findings of suitability, and product approvals. In addition, the suspension, revocation, non-renewal or limitation of any of our licenses or product approvals, or the inability to obtain or maintain requisite license or product approvals could have a material adverse effect on our business operations, financial condition, results of operations, and our ability to retain key employees. The Gaming Authorities may deny, limit, condition, suspend, or revoke a gaming license or related approval for violations of applicable gaming laws and regulations, and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations.
Further, changes in existing gaming laws or regulations, or new interpretations of existing gaming laws, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which could harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming manufacturers or gaming operators, such as referendums to increase gaming taxes, or requirements to use local distributors, or uncertainty as to the means and manner in which existing gaming laws may be interpreted and applied, either singly or together, could have a negative impact on our operations.
Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigation, regardless of whether we are ultimately accused of or found to have committed any violation. For a summary of gaming regulations that could affect our business, see “Item 1. Business — Regulation.”
•Many of the financial services that we provide are subject to extensive rules and regulations, which may harm our business.
Our Central Credit gaming patron credit bureau and warranty services are subject to the FCRA, the FACTA, and similar state laws. The collection practices that are used by our third-party providers and us may be subject to the FDCPA and applicable state laws relating to debt collection. All of our financial access services and patron marketing services are subject to the privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act. Our POS debit card financial access transactions and funds dispensed withdrawal services are subject to the Electronic Fund Transfer Act. Our funds dispensed services are subject to the applicable state banking regulations in each jurisdiction in which we operate ATMs. Our funds dispensed services may also be subject to state and local regulations relating to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed regarding the provision of our funds dispensed services. The financial access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act and the USA PATRIOT Act of 2001, including as relates to our federally-mandated internal anti-money laundering program. We are required to file SARs with respect to transactions completed at all gaming operators’ establishments where we provide our financial access services through a gaming operator’s cashier or financial services center. If we are found to be noncompliant with these laws, we could be subject to substantial civil and criminal penalties. In jurisdictions in which we serve as a check casher, we are subject to the applicable state licensing requirements and regulations governing check cashing activities. We are also subject to various state licensing requirements and regulations governing money transmitters. We may be required to obtain additional licenses from federal or state financial authorities in connection with our products and services. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.
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
•We are subject to extensive rules and regulations of card associations, including VISA, MasterCard, and EFT networks, that are always subject to change, which may harm our business.
Our financial access business is subject to the extensive rules and regulations of the leading card associations, including VISA, MasterCard and EFT Networks. The failure by any of such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through VISA, MasterCard, and other card and payment networks. We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express, as well as other regional cards issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA, MasterCard, and other payment networks.
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
We receive income from issuers of ATM, credit, and debit cards for certain transactions performed on our ATMs related to cash dispensing or certain other transactions. The EFT networks may also charge certain fees related to the performance of these transactions. We refer to the net of this income and fees as interchange reimbursement fees. The amount of this interchange reimbursement fee income is determined by the card associations and EFT networks, and this income is subject to decrease at their discretion.
We pay interchange and other network fees for services to the credit card associations and EFT networks that they provide in settling transactions routed through their networks. Collectively, we call these charges interchange fees. Subject to the limitations imposed by federal regulations such as the Durbin Amendment or other regulations that may be enacted, the amounts of these interchange fees are determined at the sole discretion of the card associations and

EFT networks and are subject to increase at any time. We have been seeing such card association interchange fee increases with higher frequency in recent years and with disproportionate negative impact upon transaction categories into which our financial access transactions typically fall. Competitive pressures might prevent us from passing all or some of these fees through to our customers in the future. To the extent that we are unable to pass through to our customers all or any portion of any increase in interchange or other network processing fees, our cost of revenues (exclusive of depreciation and amortization) would increase and our net income would decrease, assuming no change in transaction volumes. Any such decrease in net income could have a material adverse effect on our business, financial condition, operations, or cash flows. In addition, proposed changes to the Dodd-Frank Act, such as the repeal of the Durbin Amendment, if adopted, or other regulation that could be implemented to limit the amount of surcharge or service fees charged for our financial access transactions could have a negative impact on revenue and gross margins (exclusive of depreciation and amortization) as a result of reduced service fee revenue and potential increases in interchange rates merchants pay for debit card transactions.
The card associations and EFT networks may also elect to impose new membership or other fees, or implement new rules and regulations with respect to processing transactions through their networks, and any such new fees, rules, or regulations could have a material adverse effect on our business, financial condition, operations, or cash flows.
•The provision of our credit card access, POS debit, and funds dispensed services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship could result in a material adverse effect on our business, financial condition, operations, or cash flows.
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
Our funds dispensed services are subject to the applicable federal, state, and local banking regulations in each jurisdiction in which we operate ATMs, which regulations relate to the imposition of daily limits on the amounts that may be withdrawn from ATMs, the location of ATMs, our ability to surcharge cardholders who use our ATMs, and the form and type of notices that must be disclosed with respect to the fees we charge to patrons in connection with our funds dispensed services. ATMs are also subject to requirements of the Americans with Disabilities Act, which in general require that ATMs be accessible to individuals with disabilities, such as visually-impaired persons. These laws and regulations may impose significant burdens on our ability to operate ATMs profitably in some locations, or at all, and our business, financial condition, operations, or cash flows could be materially adversely affected. Moreover, because these regulations are subject to change, we may be forced to modify our funds dispensed operations in a manner inconsistent with the assumptions upon which we relied when entering contracts to provide funds dispensed services at gaming operators’ establishments. If federal, state, local, or foreign authorities adopt new laws or regulations, or raise enforcement levels on existing laws and regulations that make it more difficult for us to operate our funds dispensed business, then our revenues and earnings may be negatively affected. If legislation or regulations are enacted in the future that adversely impact our funds dispensed business, we may be forced to modify our operations in a manner inconsistent with the assumptions upon which we relied when entering contracts to provide ATMs at gaming operators’ establishments and our business, financial condition, operations, or cash flows could suffer a material adverse effect.
•Changes to consumer privacy laws may require us to change our business practices or spend significant amounts on compliance with such laws.
Certain of our products and services depend on the ability to collect and use non-public personal, financial transaction, and other information relating to patrons. To the extent that we collect, control, or process such information, federal, state, and foreign privacy laws and regulations, including, without limitation, California Consumer Privacy Act and General Data Protection Regulation, require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes. We must comply with federal, state, and foreign requirements regarding notice and consent to obtain, use, share, transmit and store such information.

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
Changes in consumer protection and data privacy laws may require us to narrow or limit the data we collect; limit how, or how long, we may use it; or require us to purge data from our systems in response to consumer requests, which may hamper the provision of certain of our data-related services or diminish the value of such services to our customers and result in loss of business. To the extent that patrons exercise their right to “opt out,” or are required to “opt in,” our ability to leverage existing and future databases of information may be curtailed. Further, to continue to provide such products and services, we may be required to make material modifications to the products and services we offer in order to meet the changing standards, which may result in significant redesign and redeployment costs to us.
To the extent that we fail to comply with applicable consumer protection and data privacy laws, we may become subject to actions by individuals or regulatory authorities, which may result in the payment of fines or the imposition of other monetary or non-monetary penalties.
The failure or circumvention of how we safeguard and protect the privacy of information we gather may result in the dissemination of non-public personal information, which may harm our reputation and may expose us to liability to the affected individuals and regulatory enforcement proceedings or fines.
General Risk Factors
•We are impacted by increasing stakeholder interest in public company performance, disclosure, and goal-setting with respect to environmental, social and governance (“ESG”) matters.
In response to growing customer, investor, employee, governmental and other stakeholder interest in our ESG practices, including our procedures, standards, performance metrics, and goals, we have increased reporting of our ESG programs and performance and have established goals and other objectives related to ESG matters. These goal statements reflect our current plans and aspirations and are not guarantees that we will be able to achieve them. Our ability to achieve any goal or objective, including with respect to ESG initiatives, is subject to numerous risks, many of which are outside of our control. Examples of such risks include, but are not limited to: (i) the availability and cost of low-energy sources and technologies; (ii) evolving regulatory requirements affecting ESG standards or disclosures; (iii) the availability of suppliers that can meet our sustainability, diversity and other standards; (iv) our ability to recruit, develop, and retain diverse talent in our labor markets; and (v) the impact of our organic growth and acquisitions of businesses or operations. In addition, frameworks for tracking and reporting on ESG matters have not been standardized and continue to evolve. Our processes and controls for reporting of ESG matters may not always comply with evolving and disparate standards for identifying, measuring, and reporting ESG metrics, our interpretation of reporting standards may differ from those of others, and such standards may change over time, any of which could result in significant revisions to our performance metrics, goals or reported progress in achieving such goals. In addition, certain of our products and services may be unattractive to certain investors and may cause us to be increasingly subject to ESG-driven investment practices that preclude investment in our debt and equity securities.

To the extent our ESG practices do not meet, or viewed as not meeting, evolving investor or other stakeholder expectations, then our reputation, our ability to attract or retain employees and our attractiveness as a gaming supplier, business partner or acquiror could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation.
•We have recorded net losses in previous years and we may not generate profits in the future.
We had net income of $120.5 million and $152.9 million for the years ended December 31, 2022 and 2021, respectively, and a net loss of $81.7 million for the year ended December 31, 2020. As a result of the interest payments on our indebtedness, amortization of intangible assets incurred in connection with our acquisitions, other related acquisition and financing costs, asset impairment charges, depreciation, and other amortization, we may not be able to generate profits in the future. Our ability to continue to generate net profits in the future depends, in part, on our ability to: establish strategic business relationships with new and existing customers; retain our existing customers and expand our relationships with existing customers; provide our products and services in new markets and to new customers in existing markets; develop new games or license third-party content in our Games business and develop new products and services in our FinTech business; effectively manage a larger and more diverse workforce and business; react to changes, including technological, security and regulatory changes, in the markets we target or operate in; respond to competitive developments and challenges; and attract and retain experienced and talented personnel.
We may not be able to do any of these successfully, and our failure to do so could have a material adverse effect on our business, financial condition, operations, or cash flows, which could, among other things, affect our ability to make payments under our debt agreements.
•The price of our common stock may continue to fluctuate significantly.
The market price of our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control, including, but not limited to, those described above in previous risk factor sub-captions.

Item 1B.  Unresolved Staff Comments.
None.
Item 2.  Properties.
We occupy real estate properties mostly in the United States and, to a lesser degree, internationally that are under lease agreements. We believe that these facilities are adequate for our business needs as presently conducted.
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Austin, Texas	164,400	Games Headquarters and Operations	Games
Las Vegas, Nevada	119,177	Corporate Headquarters; FinTech Headquarters and Operations	FinTech
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On February 24, 2023, there were 8 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, which results in a significantly larger number of beneficial stockholders represented by these holders of record.
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

Common Stock Repurchases
On May 4, 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were approximately 5.0 million shares repurchased during the year ended December 31, 2022 at an average price of $16.93 per share for an aggregate amount of $84.3 million. The remaining availability under the May 2022 $150.0 million share repurchase program was $65.7 million as of December 31, 2022. There were no share repurchases during the years ended December 31, 2021 and 2020, respectively.
Issuer Purchases and Withholding of Equity Securities
The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2022:

	Total Number of Shares Purchased or Withheld (in thousands)		Average Price Purchased or Withheld per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4) (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in thousands)

Share Repurchases
10/1/22 - 10/31/22	555.3	(1)	$17.58	555.3	$90,889.7
11/1/22 - 11/30/22	1,365.9	(1)	$16.84	1,365.9	67,889.1
12/1/22 - 12/31/22	136.9	(1)	$16.34	136.9	65,652.5
Sub-total	2,058.1		$17.00	2,058.1	$65,652.5

Tax Withholdings
10/1/22 - 10/31/22	4.0	(2)	$18.62	—	$—
11/1/22 - 11/30/22	2.5	(2)	$16.73	—	—
12/1/22 - 12/31/22	2.5	(2)	$14.53	—	—
Sub-total	9.0		$16.95	—	$—

Total	2,067.1		$17.00	2,058.1	$65,652.5
(1)Represents the number of shares repurchased during the three months ended December 31, 2022 pursuant to the share repurchase program that our Board of Directors authorized and approved on May 4, 2022, giving us the authority to repurchase up to $150 million of our outstanding common stock over an 18-month period through November 4, 2023, which commenced in the second quarter of 2022. This share repurchase program supersedes all prior share repurchase programs. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Shareholders' Equity” for additional details.
(2)Represents the shares of common stock that were withheld from restricted stock awards to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the tax withholding obligations incident to the vesting of restricted stock awards. We withheld approximately 0.7 million, 0.5 million, and 0.2 million shares of our common stock at an aggregate purchase price of approximately $12.0 million, $9.4 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards.
(3)Represents the average price per share of common stock purchased or withheld on the date of withholding.

(4)There were 2.1 million shares repurchased during the three months ended December 31, 2022 at an average price of $17.00 per share for an aggregate amount of $35.0 million. The remaining availability under the May 4, 2022 $150.0 million share repurchase program was $65.7 million as of December 31, 2022. There were no share repurchases during the three months ended December 31, 2021 and 2020, respectively.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 1000 Index and the S&P Software and Service Index during the five-year period ended December 31, 2022. Beginning this year, we have included the S&P Software and Service Index in the Stock Performance Graph as we believe it is a more comparable metric that includes small and mid-capitalization stocks, similar in capitalization to our Company; however, we have also retained the S&P Information Technology Index, our historic index for the graph, during this transition year.
The graph assumes that $100 was invested on December 31, 2017 in our common stock, in the S&P 500 Index, the S&P 1000 Index, the S&P Information Technology Index, and the S&P Software and Service Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data; and the cumulative total stockholder returns for our common stock, the S&P 500 Index, the S&P 1000 Index, the S&P Information Technology Index, and the S&P Software and Service Index are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$350
$300
$250
$200
$150
$100
$50
$0
12/17
12/18
12/19
12/20
12/21
12/22
Everi Holdings, Inc
S&P 500
S&P Software and Service
S&P 1000
S&P Information Technology

*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2023 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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
Overview
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a leading innovator and provider of trusted financial technology solutions that power casino floors, improve operational efficiencies, and fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment, and hospitality industries.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.

Impact of COVID-19, Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions

We continue to monitor the remaining effects of COVID-19 and believe we are prepared to respond appropriately to the extent additional variants surface that disrupt our business.

We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and we continue to evaluate the effects of interest rate movements on our variable rate debt and pricing pressures on our business.

We have experienced an impact from employment constraints as a result of inflation that has significantly increased over prior years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.

We have experienced an impact from supply chain disruptions that have resulted in additional costs incurred to develop, produce, and ship our products.
Additional Items Impacting Comparability of Results of Operations and Financial Condition

Our Financial Statements included in this report reflect the following additional items impacting the comparability of results of operations:
•During the year 2022, we acquired the stock of eCash Holdings Pty Limited and wholly-owned subsidiaries (collectively “eCash”), Intuicode Gaming Corporation (“Intuicode”), and certain strategic assets of Venuetize, Inc. (“Venuetize”) and made an initial cash payment of $15.0 million, $12.5 million and $18.2 million at the closing of each transaction, respectively. The acquisitions did not have a material impact on our financial condition or results of operations as of and for the period ended December 31, 2022.
•During the second quarter of 2022, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $150.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023. There were 5.0 million shares repurchased during the year ended December 31, 2022 at an average price of $16.93 per share for an aggregate amount of $84.3 million. The remaining availability under the May 2022 $150.0 million share repurchase program was $65.7 million as of December 31, 2022.
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
As a result of these events, together with any remaining impacts of COVID-19, macro-economic volatility and global instability, our employment constraints and supply chain disruptions, our results of operations and earnings (loss) per share in the periods covered by our Financial Statements may not be directly comparable.
Trends and Developments Impacting our Business
Our strategic planning and forecasting processes include the consideration of economic and industry-wide trends that may impact our Games and FinTech businesses. Below we have identified a number of trends that could have a material impact on our business:
•Casino gaming is dependent upon discretionary consumer spending, which is typically the first type of spending that is restrained by consumers when they are uncertain about their jobs and income. Global economic uncertainty in the marketplace may have an impact on casino gaming, gaming operator capital budgets, and ultimately the demand for new gaming equipment, which impacts both of our segments.
•We face continued competition from competitors in the gaming financial access market, as well as from larger gaming equipment manufacturers and systems providers. This competition continues to contribute to ongoing pricing pressure for both our Games and FinTech businesses.

•We face continued macro-economic volatility, global instability, inflationary pricing pressures and interest rate movements, which impacts both our segments.
•Disruption of global supply chains experienced in 2022 related to COVID-19, macro-economic volatility, including inflation and interest rate movements, and global instability may negatively impact the anticipated increase in sales of gaming equipment in 2023.
•Transaction processing and related fees have increased in recent years. We expect the financial services and payments industry to respond to these changes, including in ways that could negatively impact our FinTech business in the future.
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

Results of Operations
Year ended December 31, 2022 compared to the year ended December 31, 2021
The following table presents our Results of Operations as reported for the year ended December 31, 2022 compared to the year ended December 31, 2021 (amounts in thousands)*:

	Year Ended
	December 31, 2022		December 31, 2021		2022 vs 2021
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$292,873	37%	$272,885	41%	$19,988	7%
Gaming equipment and systems	143,553	18%	103,844	16%	39,709	38%
Games total revenues	436,426	56%	376,729	57%	59,697	16%
FinTech revenues
Financial access services	206,860	26%	178,019	28%	28,841	16%
Software and other	80,232	10%	67,797	10%	12,435	18%
Hardware	59,001	8%	37,840	6%	21,161	56%
FinTech total revenues	346,093	44%	283,656	43%	62,437	22%
Total revenues	782,519	100%	660,385	100%	122,134	18%
Costs and expenses
Games cost of revenues (1)
Gaming operations	25,153	3%	21,663	3%	3,490	16%
Gaming equipment and systems	86,638	11%	60,093	9%	26,545	44%
Games total cost of revenues	111,791	14%	81,756	12%	30,035	37%
FinTech cost of revenues (1)
Financial access services	10,186	1%	6,779	1%	3,407	50%
Software and other	4,125	1%	4,129	—%	(4)	—%
Hardware	39,220	5%	22,785	3%	16,435	72%
FinTech total cost of revenues	53,531	7%	33,693	5%	19,838	59%
Operating expenses	216,959	28%	188,900	29%	28,059	15%
Research and development	60,527	8%	39,051	6%	21,476	55%
Depreciation	66,801	9%	61,487	9%	5,314	9%
Amortization	59,558	8%	57,987	9%	1,571	3%
Total costs and expenses	569,167	73%	462,874	70%	106,293	23%
Operating income	213,352	27%	197,511	30%	15,841	8%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2022		December 31, 2021		2022 vs 2021
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	55,752	7%	62,097	9%	(6,345)	(10)%
Loss on extinguishment of debt	—	—%	34,389	5%	(34,389)	(100)%
Total other expenses	55,752	7%	96,486	15%	(40,734)	(42)%
Income before income tax	157,600	20%	101,025	15%	56,575	56%
Income tax provision (benefit)	37,111	5%	(51,900)	(8)%	89,011	172%
Net income	$120,489	15%	$152,925	23%	$(32,436)	(21)%
* Rounding may cause variances.
Total Revenues
Total revenues increased by approximately $122.1 million, or 18%, to approximately $782.5 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $59.7 million, or 16%, to approximately $436.4 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to: (i) an increase of 1,785 gaming machines sold (including those from the acquired HHR development company, Intuicode), with $779 higher average selling price per unit, which resulted in additional gaming equipment revenues; (ii) a 1,072 unit increase in the number of units in our installed base from our gaming operations revenues; (iii) the recurring, participation revenue contributions from Intuicode, which is in our gaming operations revenues, and also in our gaming equipment revenues; and (iv) an $8.7 million increase in our online digital and interactive solutions as a result of growth in the customer base and expansion of our product with existing customers, which were reflected in our gaming operations revenues.
FinTech revenues increased by approximately $62.4 million, or 22%, to approximately $346.1 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to contributions that included: (i) an increase in both transaction and dollar volumes attributable to more normalized operations in the gaming industry and new and renewed business from our financial access services revenues; (ii) contributions from acquired businesses, reflected mostly in our hardware revenues and software and financial access services revenues; and (iii) an increase in unit sales of our kiosks reflected in our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $106.3 million, or 23%, to approximately $569.2 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $30.0 million, or 37%, to approximately $111.8 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems activities, increased freight and delivery costs, and increased supply chain related costs. There were also additional costs associated with our installed base from our gaming operations activities, primarily from increased payroll related costs.
FinTech cost of revenues increased by approximately $19.8 million, or 59%, to approximately $53.5 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to additional variable costs associated with the higher unit sales from our hardware revenue, increased supply chain related costs, increased freight and delivery costs, and an additional $3.4 million in check warranty expenses. Check warranty losses have been increasing in 2022 as declining or eliminated governmental stimulus efforts have been greatly reduced or ceased and nationwide patrons’ cash balances have been declining. These check warranty losses are reported within our financial access services activities.

Operating expenses increased by approximately $28.1 million, or 15%, to approximately $217.0 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions completed during the year in our Games and FinTech segments. We also incurred higher employee travel and related costs resulting from more normalized operations of our customers in our Games and FinTech segments. In addition, the increase was attributable to rising expenses for software licensing and information technology hardware support. The prior year operating expenses were partially offset by the recovery of a settlement from a dispute with an insurance carrier for a payment associated with the Fair and Accurate Credit Transactions Act legal matter of approximately $1.9 million in our FinTech segment.
Research and development expense increased by approximately $21.5 million, or 55%, to approximately $60.5 million for the year ended December 31, 2022, as compared to the prior year. This increase was primarily the result of the growth in our operations, expense from our recently completed acquisitions and the continued investment in new products in our Games and FinTech segments.
Depreciation expense increased by approximately $5.3 million, or 9%, to approximately $66.8 million for the year ended December 31, 2022, as compared to the prior year, and was primarily associated with an increase in capital spending resulting in a higher asset base in our Games and FinTech segments.
Amortization expense increased by approximately $1.6 million, or 3%, to approximately $59.6 million for the year ended December 31, 2022, as compared to the prior year, and was primarily associated with an increase in intangible assets acquired in 2022 for our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income increased by approximately $15.8 million, or 8%, and resulted in an operating income of approximately $213.4 million for the year ended December 31, 2022, as compared to the prior year. The operating income margin was 27% for the year ended December 31, 2022 compared to an operating income margin of 30% for the prior year.
Interest expense, net of interest income, decreased by approximately $6.3 million, or 10%, to approximately $55.8 million for the year ended December 31, 2022, as compared to the prior year. This was primarily due to interest savings achieved from a refinancing of our prior credit facilities and unsecured notes in the third quarter of 2021 that resulted in a lower amount of principal outstanding. This was partially offset by higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. Partially offsetting interest expense was approximately $3.9 million in interest earned on our cash balances due to rising interest rates throughout the year and on certain customer receivables.
There was no loss on extinguishment of debt for the year ended December 31, 2022, as compared to $34.4 million in the prior year resulting from a refinancing of our prior credit facilities and unsecured notes in the third quarter of 2021.
Income tax provision increased by $89.0 million to approximately $37.1 million for the year ended December 31, 2022, as compared to the prior year. The income tax provision for the year ended December 31, 2022 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from stock option exercises. The income tax benefit of $51.9 million for the year ended December 31, 2021 reflected an effective income tax rate of negative 51.4%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance as we removed the full valuation allowance on our federal and certain states deferred tax assets. For additional information, refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 17 — Income Taxes”.
Primarily as a result of the factors described above, we had net income of approximately $120.5 million for the year ended December 31, 2022, as compared to a prior year net income of approximately $152.9 million.

Year ended December 31, 2021 compared to year ended December 31, 2020:
The following table presents our Results of Operations as reported for the year ended December 31, 2021 compared to the year ended December 31, 2020 (amounts in thousands)*:

	Year Ended
	December 31, 2021		December 31, 2020		2021 vs 2020
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$272,885	41%	$156,295	41%	$116,590	75%
Gaming equipment and systems	103,844	16%	44,006	11%	59,838	136%
Games total revenues	376,729	57%	200,301	52%	176,428	88%
FinTech revenues
Financial access services	178,019	28%	112,035	30%	65,984	59%
Software and other	67,797	10%	47,041	12%	20,756	44%
Hardware	37,840	6%	24,297	6%	13,543	56%
FinTech total revenues	283,656	43%	183,373	48%	100,283	55%
Total revenues	660,385	100%	383,674	100%	276,711	72%
Costs and expenses
Games cost of revenues (1)
Gaming operations	21,663	3%	15,648	4%	6,015	38%
Gaming equipment and systems	60,093	9%	25,680	7%	34,413	134%
Games total cost of revenues	81,756	12%	41,328	11%	40,428	98%
FinTech cost of revenues (1)
Financial access services	6,779	1%	6,755	2%	24	—%
Software and other	4,129	—%	3,029	1%	1,100	36%
Hardware	22,785	3%	14,724	3%	8,061	55%
FinTech total cost of revenues	33,693	5%	24,508	6%	9,185	37%
Operating expenses	188,900	29%	152,546	40%	36,354	24%
Research and development	39,051	6%	27,943	7%	11,108	40%
Depreciation	61,487	9%	67,459	17%	(5,972)	(9)%
Amortization	57,987	9%	75,305	20%	(17,318)	(23)%
Total costs and expenses	462,874	70%	389,089	101%	73,785	19%
Operating income (loss)	197,511	30%	(5,415)	(1)%	202,926	3,747%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2021		December 31, 2020		2021 vs 2020
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	62,097	9%	74,564	19%	(12,467)	(17)%
Loss on extinguishment of debt	34,389	5%	7,457	2%	26,932	361%
Total other expenses	96,486	15%	82,021	21%	14,465	18%
Income (loss) before income tax	101,025	15%	(87,436)	(23)%	188,461	216%
Income tax benefit	(51,900)	(8)%	(5,756)	(2)%	46,144	802%
Net income (loss)	$152,925	23%	$(81,680)	(21)%	$234,605	287%
* Rounding may cause variances.
We continued to experience a certain level of recovery from the global pandemic for the year ended December 31, 2021, and as a result, our revenues, costs and expenses were stronger, as compared to the prior year, which were negatively impacted at the onset of COVID-19.
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
Games cost of revenues increased by approximately $40.4 million, or 98%, to approximately $81.8 million for the year ended December 31, 2021, as compared to the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and system revenues.
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
Income tax benefit increased by $46.1 million, or 802%, to approximately $51.9 million for the year ended December 31, 2021, as compared to the prior year. The income tax benefit for the year ended December 31, 2021 reflected an effective income tax rate of negative 51.4%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance as we removed the full valuation allowance on our federal and certain state deferred tax assets.
Primarily as a result of the factors described above, we had net income of approximately $152.9 million for the year ended December 31, 2021, as compared to a prior year net loss of approximately $81.7 million.
Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with U.S. generally accepted accounting principles (“GAAP”) requires us to make estimates and assumptions that affect our reported amounts of assets and liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities in our Financial Statements. The SEC has defined critical accounting estimates as those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on the financial condition or results of operations of the registrant. Based on this definition, we have identified our critical accounting policies and estimates as those addressed below. We also have other key accounting policies that involve the use of estimates, judgments, and assumptions. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” included elsewhere in this Annual Report on Form 10-K for a summary of these policies. We believe that our estimates and assumptions are reasonable, based upon information presently available; however, actual results may differ from these estimates under different assumptions or conditions.

Business Combinations
We completed acquisitions for an aggregate purchase consideration of approximately $76.7 million during the year ended December 31, 2022, specifically the acquisitions of (i) eCash Holdings Pty Limited, (ii) Intuicode Gaming Corporation, and (iii) Venuetize, Inc. These acquisitions resulted in us recording a significant amount of identified intangible assets and goodwill.
The determination of fair values of the assets acquired and liabilities assumed for our acquisitions requires the use of various assumptions, estimates or judgments in the valuation process, such as: the methodology, the estimated future cash flows and the discount rate used to present value such cash flows and benchmarking rates, as applicable. We utilize the assistance of third-party specialists in connection with the valuation process, as applicable.
Our estimates of fair values require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including, but not limited to: estimates of future growth rates, operating margins, results of operations and financial condition.
Management performs its forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables and industry trends, among other considerations. This process is generally fluid throughout each year and considered in conjunction with the acquisition activities that occur during any given year. Changes in forecasted operations can significantly impact these estimates, which could materially affect our results of operations.
There can be no assurance that our estimates and assumptions made in our determination of fair values of the assets acquired and liabilities assumed from our acquisitions will prove to be accurate predictions of the future. To the extent our assumptions regarding business plans, competitive environments, anticipated growth rates, or expectations of results of operations and financial condition are not correct, we may be required to record adjustments in future periods, whether to goodwill during the measurement period or to the Statements of Operations upon the expiration of the measurement period, in the event items are present that were either known or knowable at the respective acquisition dates.
Goodwill
We had approximately $715.9 million of goodwill, of which approximately $461.4 million was related to our Games reporting unit, on our Balance Sheets at December 31, 2022 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 10 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.
The annual evaluation of goodwill requires the use of different assumptions, estimates, or judgments in the goodwill impairment testing process, such as: the methodology, the estimated future cash flows of our reporting units, the discount rate used to present value such cash flows, and the market multiples of comparable companies. Management performs its annual forecasting process, which, among other factors, includes reviewing recent historical results, company-specific variables, and industry trends. This process is generally fluid throughout each year and considered in conjunction with the annual goodwill impairment evaluation. Changes in forecasted operations can significantly impact these estimates, which could materially affect our results of operations. Our estimates of fair value require significant judgment and are based on assumptions we determined to be reasonable; however, they are unpredictable and inherently uncertain, including: estimates of future growth rates, operating margins, results of operations and financial condition, and assumptions about the overall economic climate as well as the competitive environment for our reporting units.
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

Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2022	2021
Balance sheet data
Total assets	$1,918,243	$1,635,650
Total borrowings	977,995	981,525
Total stockholders’ equity	217,641	174,500
Cash available
Cash and cash equivalents	$293,394	$302,009
Settlement receivables	263,745	89,275
Settlement liabilities	(467,903)	(291,861)
Net cash position (1)	89,236	99,423
Undrawn revolving credit facility	125,000	125,000
Net cash available (1)	$214,236	$224,423
(1)Non-GAAP financial measure. In order to enhance investor understanding of our cash balance, we provide in this Annual Report on Form 10-K our Net Cash Position and Net Cash Available, which are not measures of financial position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. We define our (i) Net Cash Position as cash and cash equivalents plus settlement receivables less settlement liabilities; and (ii) Net Cash Available as Net Cash Position plus undrawn amounts available under our Revolving Credit Facility. Our Net Cash Position and Net Cash Available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
As of December 31, 2022, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at December 31, 2022 included cash in non-U.S. jurisdictions of approximately $31.0 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Cash Flows
The following table presents a summary of our cash flow activity for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Year Ended December 31,			$ Change
	2022	2021	2020	2022 vs 2021	2021 vs 2020
Cash flow activities
Net cash provided by operating activities	$272,641	$391,630	$36,179	$(118,989)	$355,451
Net cash used in investing activities	(179,338)	(151,912)	(94,118)	(27,426)	(57,794)
Net cash (used in) provided by financing activities	(100,568)	(188,359)	15,066	87,791	(203,425)
Effect of exchange rates on cash and cash equivalents	(1,398)	18	(1,388)	(1,416)	1,406
Cash and cash equivalents and restricted cash
Net (decrease) increase for the period	(8,663)	51,377	(44,261)	(60,040)	95,638
Balance, beginning of the period	303,726	252,349	296,610	51,377	(44,261)
Balance, end of the period	$295,063	$303,726	$252,349	$(8,663)	$51,377
Cash flows provided by operating activities decreased by approximately $119.0 million for the year ended December 31, 2022, as compared to the prior year. This was primarily attributable to changes in operating assets and liabilities, most notably associated with settlement activities from our FinTech segment. In addition, this movement was due to the decrease in net income earned in our Games and FinTech segments, partially offset by changes in our deferred income taxes as we decreased the valuation allowance in the prior year on our deferred tax assets impacting our Games and FinTech segments. The prior year was also impacted by a loss on extinguishment of debt recorded in connection with our debt refinancing activities from our FinTech segment. Cash flows provided by operating activities increased by approximately $355.5 million for the year ended December 31, 2021, as compared to the prior year, primarily attributable to net income earned and changes in working capital, most notably associated with settlement activities from our FinTech segment, partially offset by loss on extinguishment of debt incurred during the year ended December 30, 2021.
Cash flows used in investing activities increased by approximately $27.4 million for the year ended December 31, 2022, as compared to the prior year. This was primarily attributable to our acquisition activities and an increase in capital expenditures in our Games and FinTech segments, and was partially offset by reduced placement fees for our Games segment. Cash flows used in investing activities increased by approximately $57.8 million for the year ended December 31, 2021, as compared to the prior year, primarily attributable to an increase in capital expenditures in our Games and FinTech segments. In addition, this increase was due to placement fees from our Games segment.
Cash flows used in financing activities decreased by approximately $87.8 million in the year ended December 31, 2022, as compared to the prior year. This was primarily attributable to the debt refinancing activities in the prior year, partially offset by the repurchase of shares in the open market and reduced option exercise activities in the current year. Cash flows used in financing activities increased by approximately $203.4 million in the year ended December 31, 2021, as compared to the prior year. This was primarily attributable to the refinancing of our 2017 Unsecured Notes in July 2021 and entering into our New Term Loan in August 2021 and incurring fees associated with these transactions. In addition, we made a final earnout payment with respect to the Atrient transaction.
Capital Expenditures
For the year ended December 31, 2022, cash spent for capital expenditures, excluding placement fees, totaled $127.6 million, of which $96.0 million and $31.6 million were related to our Games and FinTech segments, respectively. For the year ended December 31, 2021, cash spent for capital expenditures totaled $104.7 million, of which $81.7 million and $23.0 million, were related to our Games and FinTech segments, respectively. We paid approximately $0.5 million, $31.5 million, and $3.1 million in placement fees for the years ended December 31, 2022, 2021, and 2020, respectively. In September 2021, we entered into a placement fee agreement with a customer for certain of its locations for approximately $28.9 million, which we settled in October 2021. There were no imputed interest amounts recorded in connection with these payments for the years ended December 31, 2022, 2021, and 2020, respectively.

Long-Term Debt
At December 31, 2022, we had approximately $593 million of borrowings outstanding under the New Term Loan and there were no borrowings outstanding under the New Revolver. We had $125 million of additional borrowing availability under the New Revolver as of December 31, 2022. At December 31, 2022, we had $400 million outstanding under our 2021 Unsecured Notes.
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt.”
Contractual Obligations
The following summarizes our contractual cash obligations (in thousands):

	At December 31,
	Total	2023	2024	2025	2026	2027	Thereafter
Contractual obligations
Debt obligations (1)	$992,500	$6,000	$6,000	$6,000	$6,000	$6,000	$962,500
Estimated interest obligations (2)	330,701	63,193	56,519	51,448	50,656	50,623	58,262
Lease obligations (3)	23,007	7,330	6,718	5,855	2,137	608	359
Purchase obligations (4)	159,480	114,588	13,313	21,446	4,570	4,438	1,125
Acquisition related obligations (5)	25,622	12,440	12,432	750	—	—	—
Total contractual obligations	$1,531,310	$203,551	$94,982	$85,499	$63,363	$61,669	$1,022,246
 (1) In connection with the New Term Loan, we are required to make quarterly principal payments with the remaining principal being due on the maturity date. The 2021 Unsecured Notes do not require a quarterly principal payment with the final principal repayment installment being due on the maturity date. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 12 — Long-Term Debt”
(2)Estimated interest payments were computed using the interest rate in effect at December 31, 2022 multiplied by the principal balance outstanding.
(3)Our lease obligations primarily consist of real estate arrangements we enter into with third parties. As of December 31, 2022, the Company entered into a real estate lease that has not yet commenced with a term of ten years and future minimum lease payments of approximately $27.3 million. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 3 — Leases.”
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
(5)Represents our obligations under the purchase agreements, including eCash, Intuicode and Venuetize. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Business Combinations.”
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

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Consolidated Statements of Operations and Comprehensive Income, were approximately $9.3 million, $4.0 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. The usage fees increased in the current year as compared to the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $444.6 million and $401.8 million as of December 31, 2022 and 2021, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $300 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on June 30, 2024 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Funding Agreements.”
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2022, 2021, and 2020.
Effects of Inflation
Our monetary assets that primarily consist of cash, receivables, inventory, as well as our non-monetary assets that are mostly comprised of goodwill and other intangible assets, are not significantly affected by inflation. We believe that replacement costs of equipment, furniture, and leasehold improvements will not materially affect our operations. However, the rate of inflation affects our operating expenses, such as those for salaries and benefits, armored carrier expenses, telecommunications expenses, and equipment repair and maintenance services, which may not be readily recoverable in the financial terms under which we provide our Games and FinTech products and services to gaming operators.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $444.6 million as of December 31, 2022; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $4.4 million impact on income before tax over a 12-month period.
The senior secured term loan and senior secured revolving credit facility (“New Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the New Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the New Term Loan, which includes a 50 basis point floor, was 4.29% for the year ended December 31, 2022. Based upon the outstanding balance of the New Term Loan of $592.5 million as of December 31, 2022, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $5.9 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for the 2021 Unsecured Notes due 2029; therefore, changing interest rates have no impact on the related interest expense.

At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
We continue to evaluate the potential impact of the eventual replacement of the LIBOR benchmark. We expect to utilize the replacement rate commonly referred to as the secured overnight financing rate (“SOFR”), which is the anticipated benchmark in place of LIBOR, and we do not expect the transition to SOFR to have a material impact on our business, financial condition, and results of operations.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Everi Holdings Inc. and Subsidiaries
Las Vegas, NV

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Everi Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Business Combinations – Valuation of Acquired Customer Relationship Intangible Assets
As described in Note 4 to the consolidated financial statements, the Company completed acquisitions for an aggregate purchase consideration of approximately $76.7 million during the year ended December 31, 2022. This resulted in the Company recording a significant amount of identified intangible assets and goodwill for the acquisitions of (i) ecash Holdings Pty Limited, (ii) Intuicode Gaming Corporation, and (iii) Venuetize, Inc. Management was required to determine fair values of the identifiable assets and liabilities at the acquisition dates.
We identified management’s estimates and assumptions used to determine the fair values of the acquired customer relationship intangible assets from the three acquisitions noted above as a critical audit matter. The principal considerations for our determination included the subjectivity and judgment required to determine the fair values of customer relationships, specifically the significant unobservable inputs and assumptions utilized to develop forecasts of future cash flows including future revenue growth rates, operating margins, developed technology charges, discount rates and attrition rates. Auditing these elements involved especially challenging auditor judgment due to the nature and extent of audit effort required to address these matters, including the extent of specialized skill or knowledge needed.
The primary procedures we performed to address this critical audit matter included:
•Assessing the reasonableness of significant unobservable inputs and assumptions used by management through: (i) testing the revenue growth rates, operating margins and developed technology charge assumptions used in the forecasts of future cash flows, (ii) evaluating historical performance of the acquired entities and (iii) testing the mathematical accuracy of the future cash flows used in the fair value calculations of customer relationships.
•Utilizing personnel with specialized knowledge and skill in valuation to assist in: (i) assessing the appropriateness of valuation models used, and (ii) evaluating the reasonableness of certain significant inputs and assumptions incorporated into the various valuation models, specifically attrition rates and discount rates.

/s/ BDO USA, LLP
We have served as the Company’s auditor since 2015.
Las Vegas, Nevada
February 28, 2023

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues
Games revenues
Gaming operations	$292,873	$272,885	$156,295
Gaming equipment and systems	143,553	103,844	44,006
Games total revenues	436,426	376,729	200,301
FinTech revenues
Financial access services	206,860	178,019	112,035
Software and other	80,232	67,797	47,041
Hardware	59,001	37,840	24,297
FinTech total revenues	346,093	283,656	183,373
Total revenues	782,519	660,385	383,674
Costs and expenses
Games cost of revenues (1)
Gaming operations	25,153	21,663	15,648
Gaming equipment and systems	86,638	60,093	25,680
Games total cost of revenues	111,791	81,756	41,328
FinTech cost of revenues (1)
Financial access services	10,186	6,779	6,755
Software and other	4,125	4,129	3,029
Hardware	39,220	22,785	14,724
FinTech total cost of revenues	53,531	33,693	24,508
Operating expenses	216,959	188,900	152,546
Research and development	60,527	39,051	27,943
Depreciation	66,801	61,487	67,459
Amortization	59,558	57,987	75,305
Total costs and expenses	569,167	462,874	389,089
Operating income (loss)	213,352	197,511	(5,415)
Other expenses
Interest expense, net of interest income	55,752	62,097	74,564
Loss on extinguishment of debt	—	34,389	7,457
Total other expenses	55,752	96,486	82,021
Income (loss) before income tax	157,600	101,025	(87,436)
Income tax provision (benefit)	37,111	(51,900)	(5,756)
Net income (loss)	120,489	152,925	(81,680)
Foreign currency translation loss	(2,742)	(264)	(372)
Comprehensive income (loss)	$117,747	$152,661	$(82,052)
(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except earnings (loss) per share amounts)

	Year Ended December 31,
	2022	2021	2020
Earnings (loss) per share
Basic	$1.33	$1.71	$(0.96)
Diluted	$1.24	$1.53	$(0.96)
Weighted average common shares outstanding
Basic	90,494	89,284	85,379
Diluted	97,507	99,967	85,379
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2022	2021
ASSETS
Current assets
Cash and cash equivalents	$293,394	$302,009
Settlement receivables	263,745	89,275
Trade and other receivables, net of allowances for credit losses of $4,855 and $5,161 at December 31, 2022 and December 31, 2021, respectively	118,895	104,822
Inventory	58,350	29,233
Prepaid expenses and other current assets	38,822	27,299
Total current assets	773,206	552,638
Non-current assets
Property and equipment, net	133,645	119,993
Goodwill	715,870	682,663
Other intangible assets, net	238,275	214,594
Other receivables	27,757	13,982
Deferred tax assets, net	1,584	32,121
Other assets	27,906	19,659
Total non-current assets	1,145,037	1,083,012
Total assets	$1,918,243	$1,635,650
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$467,903	$291,861
Accounts payable and accrued expenses	217,424	173,933
Current portion of long-term debt	6,000	6,000
Total current liabilities	691,327	471,794
Non-current liabilities
Deferred tax liabilities, net	5,994	—
Long-term debt, less current portion	971,995	975,525
Other accrued expenses and liabilities	31,286	13,831
Total non-current liabilities	1,009,275	989,356
Total liabilities	1,700,602	1,461,150
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value, 500,000 shares authorized and 119,390 and 88,036 shares issued and outstanding at December 31, 2022, respectively, and 116,996 and 91,313 shares issued and outstanding at December 31, 2021, respectively	119	117
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2022 and December 31, 2021, respectively	—	—
Additional paid-in capital	527,465	505,757
Accumulated deficit	(21,266)	(141,755)
Accumulated other comprehensive loss	(4,197)	(1,455)
Treasury stock, at cost, 31,353 and 25,683 shares at December 31, 2022 and December 31, 2021, respectively	(284,480)	(188,164)
Total stockholders’ equity	217,641	174,500
Total liabilities and stockholders’ equity	$1,918,243	$1,635,650
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Cash flows from operating activities
Net income (loss)	$120,489	$152,925	$(81,680)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation	66,801	61,487	67,459
Amortization	59,558	57,987	75,305
Non-cash lease expense	4,847	4,401	4,880
Amortization of financing costs and discounts	2,854	3,937	4,283
Loss on sale or disposal of assets	591	1,658	450
Accretion of contract rights	9,578	9,318	7,675
Provision for credit losses	10,115	7,540	8,010
Deferred income taxes	32,618	(52,077)	(6,579)
Reserve for inventory obsolescence	792	2,275	2,166
Write-down of assets	—	—	13,068
Loss on extinguishment of debt	—	34,389	7,457
Stock-based compensation	19,789	20,900	13,036
Other non-cash items	—	53	456
Changes in operating assets and liabilities:
Settlement receivables	(174,604)	(28,624)	9,881
Trade and other receivables	(30,974)	(37,617)	8,621
Inventory	(26,314)	(3,755)	(5,650)
Prepaid expenses and other assets	(25,717)	(10,219)	(4,301)
Settlement liabilities	176,274	118,651	(61,133)
Accounts payable and accrued expenses	25,944	48,401	(27,225)
Net cash provided by operating activities	272,641	391,630	36,179
Cash flows from investing activities
Capital expenditures	(127,568)	(104,708)	(76,429)
Acquisitions, net of cash acquired	(51,450)	(16,000)	(15,000)
Proceeds from sale of property and equipment	227	261	396
Placement fee agreements	(547)	(31,465)	(3,085)
Net cash used in investing activities	(179,338)	(151,912)	(94,118)
EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2022	2021	2020
Cash flows from financing activities
Proceeds from new term loan	—	600,000	—
Repayments of new term loan	(6,000)	(1,500)	—
Repayments of prior term loan	—	(735,500)	(13,500)
Proceeds from prior incremental term loan	—	—	125,000
Repayment of prior incremental term loan	—	(124,375)	(625)
Proceeds from prior revolver	—	—	35,000
Repayments of prior revolver	—	—	(35,000)
Proceeds from 2021 unsecured notes	—	400,000	—
Repayments of 2017 unsecured notes	—	(285,381)	(89,619)
Fees associated with debt transactions — new debt	—	(19,797)	—
Fees associated with debt transactions — prior debt	—	(20,828)	(11,128)
Proceeds from exercise of stock options	1,921	18,251	6,226
Treasury stock - restricted share vestings and withholdings	(11,969)	(9,354)	(1,288)
Treasury stock - repurchase of shares	(84,347)	—	—
Payment of acquisition contingent consideration	(173)	(9,875)	—
Net cash (used in) provided by financing activities	(100,568)	(188,359)	15,066
Effect of exchange rates on cash and cash equivalents	(1,398)	18	(1,388)
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(8,663)	51,377	(44,261)
Balance, beginning of the period	303,726	252,349	296,610
Balance, end of the period	$295,063	$303,726	$252,349

	Year Ended December 31,
	2022	2021	2020
Supplemental cash disclosures
Cash paid for interest	$54,749	$51,224	$67,562
Cash paid for income tax, net of refunds	4,522	1,062	576
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,222	$3,690	$2,801
Transfer of leased gaming equipment to inventory	9,588	8,782	5,775

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity (Deficit)
Balance, January 1, 2020	109,493	$109	$445,162	$(212,940)	$(819)	$(177,524)	$53,988
Net loss	—	—	—	(81,680)	—	—	(81,680)
Foreign currency translation	—	—	—	—	(372)	—	(372)
Issuance of warrants	—	—	502	—	—	—	502
Stock-based compensation expense	—	—	14,726	—	—	—	14,726
Exercise of options	1,474	2	6,224	—	—	—	6,226
Restricted share vestings and withholdings	905	1	—	—	—	(1,289)	(1,288)
Balance, December 31, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	152,925	—	—	152,925
Dissolution adjustment	—	—	—	(60)	—	—	(60)
Foreign currency translation	—	—	—	—	(264)	—	(264)
Stock-based compensation expense	—	—	20,900	—	—	—	20,900
Exercise of warrants	378	—	—	—			—
Exercise of options	3,180	3	18,248	—	—	—	18,251
Restricted share vestings and withholdings	1,566	2	(5)	—	—	(9,351)	(9,354)
Balance, December 31, 2021	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	120,489	—	—	120,489
Foreign currency translation	—	—	—	—	(2,742)	—	(2,742)
Stock-based compensation expense	—	—	19,789	—	—	—	19,789
Exercise of options	333	—	1,921	—	—	—	1,921
Restricted share vestings and withholdings	2,061	2	(2)	—	—	(11,969)	(11,969)
Repurchase of shares	—	—	—	—	—	(84,347)	(84,347)
Balance, December 31, 2022	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641

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

Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a provider of financial technology solutions that power casino floors, improve operational efficiencies, and fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment and hospitality industries.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.

Impact of COVID-19, Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions

We continue to monitor the remaining effects of COVID-19 and believe we are prepared to respond appropriately to the extent additional variants surface that disrupt our business.

We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and we continue to evaluate the effects of interest rate movements on our variable rate debt and pricing pressures on our business.

We have experienced an impact from employment constraints as a result of inflation that has significantly increased over prior years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.

We have experienced an impact from supply chain disruptions that have resulted in additional costs incurred to develop, produce, and ship our products.

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements are prepared under U.S. Generally Accepted Accounting Principles (GAAP) and include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
Business Combinations
When we acquire a business, we recognize the assets acquired and the liabilities assumed, at their acquisition date fair values. Goodwill is measured and recognized as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed. Significant estimates and assumptions are required to value assets acquired and liabilities assumed at the acquisition date as well as contingent consideration, where applicable. These estimates are preliminary and typically include the calculation of an appropriate discount rate and projection of the cash flows associated with each acquired asset over its estimated useful life. As a result, up to one year from the acquisition date, the Company may record adjustments to the assets acquired and liabilities assumed with the corresponding offset to goodwill (referred to as the measurement period). In addition, deferred tax assets, deferred tax liabilities, uncertain tax positions, and tax related valuation allowances assumed in connection with a business combination are initially estimated as of the acquisition date. We reevaluate these items quarterly based upon facts and circumstances that existed as of the acquisition date and any adjustments to preliminary estimates are recorded to goodwill, in the period of identification, if identified within the measurement period. Upon the conclusion of the measurement period or final determination of the values of assets acquired or liabilities assumed, whichever comes first, any subsequent adjustments are recorded in the Statements of Operations.
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
ATM Funding Agreements
We obtain all of the cash required to operate our ATMs through various ATM Funding Agreements. Some gaming operators provide the cash utilized within the ATM (“Site-Funded”). The Site-Funded receivables generated for cash dispensed from transactions performed at our ATMs are owned by us and we are liable to the gaming operator for the face amount of the cash dispensed. In our Balance Sheets, the amount of the receivable for transactions processed on these funds dispensed transactions is included within settlement receivables and the amount due to the gaming operator for the face amount of dispensing transactions is included within settlement liabilities.
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
Settlement Receivables and Settlement Liabilities
We provide cash settlement services to gaming operators related to our financial access services, which involve the movement of funds between various parties involved in these types of transactions. We receive reimbursement from the patron’s credit or debit card issuing financial institution for the amount owed to the gaming operator plus the fee charged to the patron. These activities result in amounts due to us at the end of each business day that we generally recover over the next few business days, which are classified as settlement receivables on our Balance Sheets. In addition, cash settlement services result in amounts due to gaming operators for the cash disbursed to patrons through the issuance of a negotiable instrument or through electronic settlement for the face amount provided to patrons that we generally remit over the next few business days, which are classified as settlement liabilities on our Balance Sheets.

Warranty Receivables
If a gaming operator chooses to have a check warranted, it sends a request to our third-party check warranty service provider, asking whether it would be willing to accept the risk of cashing the check. If the check warranty provider accepts the risk and warrants the check, the gaming operator negotiates the patron’s check by providing cash for the face amount of the check. If the check is dishonored by the patron’s bank upon presentment, the gaming operator invokes the warranty, and the check warranty service provider purchases the check from the gaming operator for the full check amount and then pursues collection activities on its own. In our Central Credit Check Warranty product under our agreement with the third-party service provider, we receive all of the check warranty revenue. We are exposed to risk for losses associated with any warranted items that cannot be collected from patrons issuing the items.
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
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statements of cash flows for the years ended December 31, 2022, 2021, and 2020, respectively (in thousands).

		Year Ended December 31,
	Classification on our Balance Sheets	2022	2021	2020
Cash and cash equivalents	Cash and cash equivalents	$293,394	$302,009	$251,706
Restricted cash — current	Prepaid expenses and other current assets	1,568	1,616	542
Restricted cash — non-current	Other assets	101	101	101
Total		$295,063	$303,726	$252,349
Property and Equipment
Property and equipment, which includes assets leased to customers, are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the lesser of the lease term or estimated life of the related assets, generally one to five years. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which consists of assets deployed at customer sites under participation or fixed fee arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed also consists of previously deployed units currently back with us to be refurbished awaiting re-

deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Operations. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when future cash flows, on an undiscounted basis, do not exceed the carrying value of the asset.
Placement Fee and Development Agreements
We enter into placement fee and, to a certain extent, development agreements to provide financing for the expansion of existing facilities, or for new gaming facilities. Funds provided under placement fee agreements are not reimbursed, while funds provided under development agreements are reimbursed to us, in whole, or in part. In return, the customer facility dedicates a percentage of its floor space to placement of our player terminals, and we receive a fixed percentage of those player terminals’ hold amounts per day over the term of the agreement, which is generally from 12 to 83 months. Certain of the agreements contain player terminal performance standards that could allow the facility to reduce a portion of our guaranteed floor space. In addition, certain development agreements allow the facilities to buy out floor space after advances that are subject to repayment have been repaid. The agreements typically provide for a portion of the amounts retained by the gaming facility for their share of the operating profits of the facility to be used to repay some or all of the advances recorded as notes receivable.
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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of December 31, 2022, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services, and (vii) Mobile Technologies.

Other Intangible Assets
Other intangible assets are stated at cost, less accumulated amortization, and are computed primarily using the straight-line method. Other intangible assets consist primarily of: (i) customer relationships (rights to provide Games and FinTech services to gaming operator customers), developed technology, trade names and trademarks, acquired through business combinations and contract rights; and (ii) capitalized software development costs. Customer relationships require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed six years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of definite lived intangible assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset, on an undiscounted basis and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.
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
Contract Combinations - Multiple Promised Goods and Services
Our contracts may include various performance obligations for promises to transfer multiple goods and services to a customer, especially since our Games and FinTech businesses may enter into multiple agreements with the same customer that meet the criteria to be combined for accounting purposes under ASC 606. When this occurs, a Stand-Alone Selling Price (“SSP”) will be determined for each performance obligation in the combined arrangement, and the consideration will be allocated between the respective performance obligations. The SSP of our goods and services is generally determined based on observable prices, an adjusted market assessment approach, or an expected cost-plus margin approach. We utilize a residual approach only when the SSP for performance obligations with observable prices has been established and the remaining performance obligation in the contract with a customer does not have an observable price as it is uncertain or highly variable and, therefore, is not discernible. We use our judgment to analyze the nature of the promises made and determine whether each is distinct or should be combined with other promises in the contract based on the level of integration and interdependency between the individual deliverables.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	Year Ended December 31,
	2022	2021
Contract assets (1)
Balance at January 1 — current	$9,927	$9,240
Balance at January 1 — non-current	5,294	8,321
Total	15,221	17,561

Balance at December 31 — current	12,561	9,927
Balance at December 31 — non-current	9,856	5,294
Total	22,417	15,221

Increase (Decrease)	$7,196	$(2,340)

Contract liabilities (2)
Balance at January 1 — current	$36,238	$26,980
Balance at January 1 — non-current	377	289
Total	36,615	27,269

Balance at December 31 — current	50,872	36,238
Balance at December 31 — non-current	2,547	377
Total	53,419	36,615

Increase	$16,804	$9,346
(1) The current portion of contract assets is included within trade and other receivables, net and the non-current portion is included within other receivables in our Balance Sheets.
(2) The current portion of contract liabilities is included within accounts payable and accrued expenses, and the non-current portion is included within other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $27.5 million and $21.3 million in revenue that was included in the beginning contract liability balance during 2022 and 2021, respectively.
Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, HHR offerings, VLTs installed in the State of New York and similar technology in certain tribal jurisdictions, B2B digital online gaming activities, accounting and central determinant systems, and other back-office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; and ii) Gaming Equipment and Systems.

Gaming Operations
We primarily provide: (i) leased gaming equipment, both Class II and Class III offerings, and HHR on a participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, and WAP; (ii) accounting and central determinant systems; and (iii) digital online gaming activities. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Under these arrangements, we retain ownership of the machines installed at customer facilities. We recognize recurring rental income over time based on a percentage of the net win per day generated by the leased gaming equipment or a daily fixed fee based on the timing services are provided. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Gaming operations revenues generated by leased gaming equipment deployed at sites under placement fee agreements give rise to contract rights, which are amounts recorded to intangible assets for dedicated floor space resulting from such agreements. The gaming operations revenues generated by these arrangements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $197.9 million, $189.8 million, and $116.1 million in lease revenues for the years ended December 31, 2022, 2021, and 2020, respectively.
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
In addition, gaming operations include revenues generated under our arrangement to provide the New York State Gaming Commission (the “NYSGC”) with a central determinant monitoring and accounting system for the VLTs in operation at licensed State of New York gaming facilities. Pursuant to our agreement with the NYSGC, we receive a portion of the network-wide net win (generally, cash-in less prizes paid) per day in exchange for provision and maintenance of the central determinant system and recognize revenue over time, based on the timing services are provided. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs connected to the system. These arrangements are generally short-term in nature with payments due monthly.
Gaming operations also include revenues generated by our digital solutions comprised of B2B activities. Our B2B operations provide games to our business customers, including both regulated real money and social casinos, which offer the games to consumers on their apps. Our B2B arrangements primarily provide access to our game content, and revenue is recognized over time as the control transfers upon our business partners’ daily access to such content based on either a flat fee or revenue share arrangements with the social and regulated real money casinos, based on the timing services are provided.
Gaming operations also include other revenues that are generated from fees paid by casino customers that participate in our TournEvent of Champions® national slot tournament or who contract with us to provide certain service functions on games that are owned by the customer.
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
Funds transmitted revenues are primarily comprised of transaction fees assessed to gaming patrons in connection with funds transmitted to a patron’s external bank account or other approved account from a physical device such as our kiosks, or via the CashClub Wallet. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis.
Check services revenues are principally comprised of check warranty revenues and are generally based upon a percentage of the face amount of checks warranted. These fees are paid to us by gaming operators. We report certain direct costs incurred as reductions to revenues on a net basis, which include: (i) warranty expenses, defined as amounts paid by the third-party check warranty service provider to gaming operators to purchase dishonored checks; and (ii) service fees, defined as amounts paid to the third-party check warranty service provider for its assistance.
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
Cost of Revenues (Exclusive of Depreciation and Amortization)
The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions. The costs included within cost of revenues (exclusive of depreciation and amortization) are comprised primarily of inventory and related costs associated with the sale of our financial access and loyalty kiosks and software, electronic gaming machines and system sale, check cashing warranties, field service, and network operations personnel.
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Operations, were $3.5 million, $2.6 million, and $1.3 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Research and Development Costs
We conduct research and development activities for both our Games and FinTech segments. Our Gaming research and development activities are primarily to develop gaming systems, game engines, casino data management systems, central determination and other electronic bingo-outcome determination systems, video lottery outcome determination systems, gaming platforms and gaming content, and to enhance our existing product lines. Our FinTech research and development activities are primarily to develop: (i) payments products, systems, and related capabilities such as security, encryption and business rule engines that deliver differentiated patron experiences and integrate with our other products; (ii) compliance products that increase efficiencies, profitability, enhance employee/patron relationships, and meet regulatory reporting requirements; (iii) loyalty products, systems, and features that attract, engage, and retain patrons in more intuitive and contextual ways than our competition; (iv) cashless alternatives, such as the CashClub Wallet; and (v) mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries.
Research and development costs consist primarily of salaries and benefits, consulting fees, certification and testing fees. Once the technological feasibility has been established, the project is capitalized until it becomes available for general release.
Research and development costs were $60.5 million, $39.1 million, and $27.9 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Income Taxes
We are subject to income taxes in the United States as well as various states and foreign jurisdictions in which we operate. We account for income taxes in accordance with accounting guidance whereby deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or income tax returns. Deferred tax assets and liabilities are determined based upon differences between financial statement carrying amounts of existing assets and their respective tax bases using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. The effect of a change in tax rates on the income tax provision and deferred tax assets and liabilities generally is recognized in the results of operations in the period that includes the enactment date. We evaluate the realization of our deferred tax assets based on all available evidence and establish a valuation allowance to reduce deferred tax assets when it is more likely than not that they will not be realized. This assessment considers all available positive and negative evidence, including our past operating results, forecasts of future earnings, the scheduled reversal of deferred tax liabilities, the duration of statutory carryforward periods and tax planning strategies.

We recognize tax benefits from an uncertain position only if it is more likely than not that the position will be sustained upon examination by taxing authorities based on the technical merits of the issue. The amount recognized is the largest benefit that we believe has greater than a 50% likelihood of being realized upon settlement.

Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws, and their interpretation, as well as the examination of our tax returns by taxing authorities, could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our effective tax rate is affected by a number of factors including the actual results of operations, changes in our stock price for shares issued as employee compensation, changes in the valuation of our deferred tax assets or liabilities and changes in tax laws or rates for income taxes and other non-income taxes in various jurisdictions.

Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 75% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the 401(k) Plan were $4.6 million, $2.6 million, and $0.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of December 31, 2022 and 2021, the fair value of trade and loan receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.
The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2022
$600 million New Term Loan	2	$588,560	$592,500
$400 million 2021 Unsecured Notes	2	$346,000	$400,000
December 31, 2021
$600 million New Term Loan	2	$598,171	$598,500
$400 million 2021 Unsecured Notes	2	$404,000	$400,000
The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.
Foreign Currency Translation
Foreign currency denominated assets and liabilities for those foreign entities for which the local currency is the functional currency are translated into U.S. dollars based on exchange rates prevailing at the end of each year. Revenues and expenses are translated at average exchange rates during the year. The effects of foreign exchange gains and losses arising from these translations are included as a component of other comprehensive income (loss) in the Statements of Operations. Translation adjustments on intercompany balances of a long-term investment nature are recorded as a component of accumulated other comprehensive loss in our Balance Sheets.
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

Stock-Based Compensation
Stock-based compensation results in a cost that is measured at fair value on the grant date of an award. Generally, we issue grants that are classified as equity awards. To the extent we issue grants that are considered liability awards, they are remeasured at fair value at the end of each reporting period until settlement with changes being recognized as stock-based compensation cost with a corresponding adjustment recorded to the liability, either immediately or during the remaining service period depending on the vested status of the award. Generally, with respect to stock option awards granted under our plans, they expire 10 years from the date of grant with the exercise price based on the closing market price of our common stock on the date of the grant.
Our restricted stock awards, restricted stock units, and performance-based stock units, are measured at fair value based on the closing stock price on the grant date. Our time-based stock option awards are measured at fair value on the grant date using the Black Scholes model. The stock-based compensation cost is recognized on a straight-line basis over the vesting period of the awards.
Forfeiture amounts are estimated at the grant date for stock awards and are updated periodically based on actual results, to the extent they differ from the estimates.
Acquisition-Related Costs
We recognize a liability for acquisition-related costs when the expense is incurred. Acquisition-related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.

Reclassification of Balances
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
ASU 2021-05, 'Leases (Topic 842): Lessors—Certain Leases with Variable Lease Payments	This ASU amends the lease classification requirements for lessors to align them with practice under ASC Topic 840.	January 1, 2022	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
ASU 2021-08, 'Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers	This ASU requires entities to apply Topic 606 to recognize and measure contract assets and contract liabilities in a business combination.	January 1, 2022	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
ASU 2022-06, 'Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	These amendments extend the period of time preparers can utilize the reference rate reform relief guidance in Topic 848.	December 21, 2022	The adoption of this ASU did not have a material effect on our Financial Statements or on our disclosures.
Recent Accounting Guidance Not Yet Adopted
As of December 31, 2022, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of December 31, 2022 and December 31, 2021, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2022	At December 31, 2021
Assets
Operating lease ROU assets	Other assets, non-current	$17,169	$12,692
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$6,507	$5,663
Non-current operating lease liabilities	Other accrued expenses and liabilities	$14,738	$11,869
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid for:
Long-term operating leases	$6,885	$6,675	$6,411
Short-term operating leases	$1,660	$1,622	$1,908
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$7,502	$1,362	$10,356
(1)  The amounts are presented net of current year terminations and exclude amortization for the period.

Other information related to lease terms and discount rates is as follows:

	At December 31, 2022	At December 31, 2021
Weighted Average Remaining Lease Term (in years):
Operating leases	3.37	3.52
Weighted Average Discount Rate:
Operating leases	4.72%	5.04%
Components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Operating Lease Cost:
Operating lease cost (1)	$6,008	$5,474	$5,770
Variable lease cost	$1,164	$1,267	$1,682
(1)  The amount includes approximately $4.8 million, $4.4 million and $4.9 million in non-cash lease expense attributable to amortization of ROU assets for the years ended December 31, 2022, 2021 and 2020, respectively.

Maturities of lease liabilities are summarized as follows as of December 31, 2022 (in thousands):

Year ending December 31,	Amount
2023	$7,330
2024	6,718
2025	5,855
2026	2,137
2027	608
Thereafter	359
Total future minimum lease payments	$23,007
Amount representing interest	1,762
Present value of future minimum lease payments	$21,245
Current operating lease obligations	6,507
Long-term lease obligations	$14,738
As of December 31, 2022, the Company entered into a real estate lease that has not yet commenced with a term of ten years and future minimum lease payments of approximately $27.3 million.
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for further discussion of lease revenues. The cost of EGMs the Company is leasing to third-parties as of December 31, 2022 is approximately $279.5 million.
We did not have material sales transactions that qualified for sales-type lease accounting treatment during the years ended December 31, 2022 and December 31, 2021.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2022	At December 31, 2021
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$54	$1,331

4. BUSINESS COMBINATIONS
We account for business combinations in accordance with ASC 805 — Business Combinations, which requires that the identifiable assets acquired and liabilities assumed be recorded at their estimated fair values on the acquisition date separately from goodwill, which is the excess of the fair value of the purchase price over the fair values of these identifiable assets and liabilities. We include the results of operations of an acquired business starting from the acquisition date.
eCash Holdings Pty Limited
On March 1, 2022 (the “eCash Closing Date”), the Company acquired the stock of eCash Holdings Pty Limited and wholly-owned subsidiaries Global Payment Technologies Australia Pty Limited, and ACN 121 187 068 Pty Limited (collectively “eCash”), a privately owned, Australia-based developer and provider of innovative cash handling and financial payment solutions for the broader gaming industry in Australia, Asia, Europe, and the United States. The acquisition of eCash’s products and services represents a strategic extension of Everi’s current suite of financial technology solutions within the FinTech segment. The acquisition provides Everi with a complementary portfolio of new customer locations throughout Australia, the United States, and other geographies.
Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the eCash Closing Date of the transaction and we will pay an additional AUD$6.5 million one year following the eCash Closing Date and another AUD$6.5 million two years following the eCash Closing Date. In addition, we paid approximately AUD$8.7 million (approximately USD$6.0 million) for the excess net working capital during the year ended December 31, 2022. As of December 31, 2022 we expect to receive a refund of approximately AUD$1.0 million pursuant to the right of offset terms in the stock purchase agreement.
Pursuant to the arrangement, there is an earn-out provision of up to AUD$10 million, to the extent certain growth targets are achieved in future periods. The payment, if any, is subject to certain employment restrictions and will be accounted for as compensation expense.
The acquisition did not have a significant impact on our results of operations or financial condition for the year ended December 31, 2022.
The total preliminary purchase consideration for eCash was as follows (in thousands, at fair value):

Amount in USD
Purchase consideration
Cash consideration paid at closing	$14,980
Cash consideration to be paid post-closing	14,916
Total purchase consideration	$29,896
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
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the eCash Closing Date and the final fair value analysis, which we expect to complete no later than the first quarter of 2023.
The information below reflects the amounts of identifiable assets acquired and liabilities assumed (in thousands):

Amount in USD*
Current assets	$11,977
Property and equipment	1,218
Other intangible assets	11,600
Goodwill	11,115
Other assets	947
Total Assets	36,857
Accounts payable and accrued expenses	6,816
Other accrued expenses and liabilities	145
Total liabilities	6,961
Net assets acquired	$29,896
_______________________
*Reflects a measurement period adjustment of approximately $0.5 million from the initial allocation as of the closing date of the transaction.
Current assets acquired included approximately $2.8 million in cash. Trade receivables acquired of approximately $5.7 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $3.3 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets approximated their fair values.
The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value (USD)
Other Intangible Assets
Trade name	3	$700
Developed technology	3	3,600
Customer relationships	9	7,300
Total other intangible assets		$11,600
The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $11.6 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $7.3 million was determined by applying the income approach utilizing the excess earnings methodology based on Level 3 inputs in the fair value hierarchy including a discount rate of 17% and estimated attrition rates. The fair value of developed technology of approximately $3.6 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 7.5% and a discount rate of 17%. The fair value of trade name of approximately $0.7 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 2% and a discount rate of 17%.
The financial results included in our Statements of Operations since the acquisition date and through December 31, 2022 reflected revenues of approximately $14.9 million and net income of approximately $1.2 million. We incurred acquisition-related costs of approximately $0.9 million for the year ended December 31, 2022.
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. The acquisition of Intuicode provides Everi with additional HHR expertise that will help the Company accelerate its growth in the expanding HHR market that will benefit the Games segment.
Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Intuicode Closing Date of the transaction and a net working capital payment of $1.6 million during the year ended December 31, 2022. In addition, we expect to pay approximately $13.0 million in contingent consideration based upon the achievement of certain revenue targets on the first and second anniversaries of the Intuicode Closing Date. As of December 31, 2022 we expect to receive a refund of approximately $0.1 million pursuant to the right of offset terms in the stock purchase agreement.
The acquisition did not have a significant impact on our results of operations or financial condition for the year ended December 31, 2022.
The total preliminary purchase consideration for Intuicode was as follows (in thousands, at fair value):

Amount
Purchase consideration
Cash consideration paid at closing	$12,500
Cash consideration to be paid post-closing	1,478
Total cash consideration	13,978
Contingent consideration (at fair value)	12,150
Total purchase consideration	$26,128
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration between the acquisition date and year ended December 31, 2022 was not material.
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
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Intuicode Closing Date and the final fair value analysis, which we expect to complete no later than the second quarter of 2023.
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount
Current assets	$3,827
Other intangible assets	18,757
Goodwill	10,422
Total Assets	33,006
Accounts payable and accrued expenses	2,407
Deferred tax liabilities	4,471
Total liabilities	6,878
Net assets acquired	$26,128
Current assets acquired included approximately $2.1 million in cash. Trade receivables acquired of approximately $0.6 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $0.2 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment, and leased assets acquired were not material in size or scope, and the carrying amounts of these assets approximated their fair values.

The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value
Other Intangible Assets
Trade name	10	$400
Developed technology	2	3,357
Customer relationships	9	15,000
Total other intangible assets		$18,757
The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $18.8 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $15.0 million was determined by applying the income approach utilizing the excess earnings methodology based on Level 3 inputs in the hierarchy with a discount rate of 40% and estimated attrition rates. The fair value of developed technology of approximately $3.4 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 25% and a discount rate of 35%. The fair value of trade name of approximately $0.4 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 1% and a discount rate of 40%.
The financial results included in our Statements of Operations since the acquisition date and through December 31, 2022 reflected revenues of approximately $5.6 million and net income of approximately $1.4 million. We incurred acquisition-related costs of approximately $0.1 million for the year ended December 31, 2022.
Venuetize, Inc.
On October 14, 2022 (the “Venuetize Closing Date”), the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”), a privately owned innovator of mobile-first technologies that provide an advanced guest engagement and m-commerce platform for the sports, entertainment and hospitality industries. The acquisition of Venuetize’s products and services represents a strategic extension within and beyond casino gaming of Everi’s current suite of solutions within the FinTech segment. The acquisition will help to elevate the capabilities of mobile and wallet offerings, and provide Everi with complementary assets and an established customer base expected to enable further growth into additional entertainment, sports and hospitality venues, and also to create new crossover marketing opportunities within the Company’s existing footprint.
Under the terms of the asset purchase agreement, we paid the seller $18.2 million on the Venuetize Closing Date of the transaction. In addition, we expect to pay approximately $2.8 million in contingent consideration based upon the achievement of certain revenue targets on the twelve-month, twenty-four month and thirty-month anniversaries of the Venuetize Closing Date.
The acquisition did not have a significant impact on our results of operations or financial condition for the year ended December 31, 2022.
The total preliminary purchase consideration for Venuetize was as follows (in thousands, at fair value):

Amount
Purchase consideration
Cash consideration paid at closing	$18,200
Contingent consideration (at fair value)	2,452
Total purchase consideration	$20,652
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within three years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration between the acquisition date and year ended December 31, 2022 was not material.

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized over a period of 15 years for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by elevating our mobile and wallet offering capabilities to enable further growth into additional venues, an assembled workforce, among other strategic benefits.
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to: the valuation and estimated useful lives of intangible assets, deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Venuetize Closing Date and the final fair value analysis, which we expect to complete no later than the fourth quarter of 2023.
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount
Current assets	$1,081
Other intangible assets	11,250
Goodwill	10,361
Total Assets	22,692
Accounts payable and accrued expenses	2,040
Total liabilities	2,040
Net assets acquired	$20,652
Current assets acquired included trade receivables of approximately $0.9 million that were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values.
The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value
Other Intangible Assets
Trade name	10	$250
Developed technology	7	3,950
Customer relationships	11	7,050
Total other intangible assets		$11,250
The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $11.3 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $7.1 million was determined by applying the income approach utilizing the excess earnings methodology based on Level 3 inputs in the hierarchy with a discount rate of 30% and estimated attrition rates. The fair value of developed technology of approximately $4.0 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 20% and a discount rate of 30%. The fair value of trade name of approximately $0.3 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 1% and a discount rate of 33%.
The financial results included in our Statements of Operations since the acquisition date and through December 31, 2022 reflected revenues of approximately $0.8 million and net loss of approximately $1.7 million. We incurred acquisition-related costs of approximately $0.1 million for the year ended December 31, 2022.
Pro-forma financial information (unaudited)

The unaudited pro forma financial data includes the historical operating results of the Company and the three acquired businesses prior to the acquisitions as if the transactions occurred on January 1, 2021. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and costs directly attributable to the acquisitions. The unaudited pro forma results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period; nor do they give effect to synergies, cost savings, fair market value adjustments and other changes expected as a result of the acquisitions.
The unaudited pro forma financial data on a consolidated basis as if the eCash, Intuicode and Venuetize acquisitions occurred on January 1, 2021 included revenue of approximately $797.6 million and net income of approximately $111.4 million for the year ended December 31, 2022, and revenue of approximately $697.4 million and net income of approximately $144.5 million for the year ended December 31, 2021.
5. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $9.3 million, $4.0 million, and $3.1 million for the years ended December 31, 2022, 2021, and 2020, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $444.6 million and $401.8 million as of December 31, 2022 and 2021, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $300 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on June 30, 2024 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the years ended December 31, 2022, 2021, and 2020.
Site-Funded ATMs
We operate ATMs at certain gaming operators’ establishments where the gaming operator provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $337.6 million and $194.3 million as of December 31, 2022 and 2021, respectively.
Third-Party Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we engage with third-parties to provide the cash required to operate the ATMs. The amount of cash supplied by these third-parties is included within settlement liabilities in the accompanying Balance Sheets. The outstanding balances in connection with these arrangements were immaterial at December 31, 2022 and 2021.
Pre-Funded Financial Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming operators require pre-funding of cash to cover the outstanding settlement amounts in order for us to provide financial access services to their properties. We enter into agreements with these gaming operators for which we supply our financial access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts pre-funded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial pre-funded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for financial access services, and we maintain the right to monitor the transaction activity in that account. The total amount of pre-funded cash outstanding was approximately $3.0 million at December 31, 2022 and 2021, respectively, and is included in prepaid expenses and other current assets line on our Balance Sheets.

6. TRADE AND OTHER RECEIVABLES
Trade and other receivables represent short-term credit granted to customers and long-term loans receivable in connection with our Games and FinTech equipment and software, and compliance products. Trade and loans receivable generally do not require collateral.
The balance of trade and loans receivable consists of outstanding balances owed to us by gaming operators. Other receivables include income tax receivables and other miscellaneous receivables.
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2022	2021
Trade and other receivables, net
Games trade and loans receivable	$78,200	$77,053
FinTech trade and loans receivable	39,925	21,504
Contract assets (1)	22,417	15,221
Other receivables	6,110	5,026

Total trade and other receivables, net	146,652	118,804

Non-current portion of receivables
Games trade and loans receivable	1,382	1,348
FinTech trade and loans receivable	16,519	7,340
Contract assets (1)	9,856	5,294

Total non-current portion of receivables	27,757	13,982

Total trade and other receivables, current portion	$118,895	$104,822
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the years ended December 31, 2022 and 2021 is as follows (in thousands):

	At December 31,
	2022	2021
Beginning allowance for credit losses	$(5,161)	$(3,689)
Provision	(10,115)	(7,540)
Charge-offs and recoveries	10,421	6,068
Ending allowance for credit losses	$(4,855)	$(5,161)

7. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At December 31,
	2022	2021
Inventory
Component parts, net of reserves of $2,919 and $2,422 at December 31, 2022 and December 31, 2021, respectively	$48,688	$22,490
Work-in-progress	323	554
Finished goods	9,339	6,189
Total inventory	$58,350	$29,233

8. PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our New Revolver (as defined below “Note 12 — Long-Term Debt”), restricted cash, operating lease ROU assets, and other assets. The current portion of these assets is included in prepaid expenses and other current assets and the non-current portion is included in other assets, both of which are contained within our Balance Sheets.
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At December 31,
	2022	2021
Prepaid expenses and other current assets
Prepaid expenses	$21,197	$14,389
Deposits	13,749	7,709
Restricted cash(1)	1,568	1,616
Other	2,308	3,585
Total prepaid expenses and other current assets	$38,822	$27,299
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2022	2021
Other assets
Operating lease ROU assets	$17,169	$12,692
Prepaid expenses and deposits	9,164	4,789
Debt issuance costs of revolving credit facility	1,377	1,760
Other	196	418
Total other assets	$27,906	$19,659

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At December 31, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$279,524	$188,369	$91,155	$248,958	$166,075	$82,883
Rental pool - undeployed	2-4	30,378	23,930	6,448	23,284	18,285	4,999
FinTech equipment	1-5	36,442	24,167	12,275	32,802	21,257	11,545
Leasehold and building improvements	Lease Term	13,666	10,689	2,977	12,598	9,234	3,364
Machinery, office, and other equipment	1-5	55,246	34,456	20,790	45,277	28,075	17,202
Total		$415,256	$281,611	$133,645	$362,919	$242,926	$119,993
Depreciation expense related to property and equipment totaled approximately $66.8 million, $61.5 million, and $67.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $715.9 million and $682.7 million at December 31, 2022 and 2021, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.
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

In connection with our annual goodwill impairment testing process for 2022 and 2021, we determined that no impairment adjustments were necessary for each of our reporting units.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Financial Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Loyalty Sales and Services	Mobile Technologies	Total
Goodwill
Balance, December 31, 2020	$449,041	$157,088	$5,745	$17,127	$11,578	$41,395	$—	$681,974
Foreign currency translation	—	2	—	—	—	—	—	2
Acquisition related adjustments	—	—	—	—	687	—	—	687
Balance, December 31, 2021	$449,041	$157,090	$5,745	$17,127	$12,265	$41,395	$—	$682,663
Foreign currency translation	—	(41)	(661)	—	—	—	—	(702)
Acquisition related adjustments	12,402	—	10,776	—	(129)	—	10,860	33,909
Balance, December 31, 2022	$461,443	$157,049	$15,860	$17,127	$12,136	$41,395	$10,860	$715,870
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2022			At December 31, 2021
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$12,252	$45,569	$58,837	$4,237	$54,600
Customer relationships	3-14	331,999	233,150	98,849	303,238	206,273	96,965
Developed technology and software	1-6	401,087	309,285	91,802	342,309	280,412	61,897
Patents, trademarks, and other	2-18	22,334	20,279	2,055	20,547	19,415	1,132
Total		$813,241	$574,966	$238,275	$724,931	$510,337	$214,594
Amortization expense related to other intangible assets totaled approximately $59.6 million, $58.0 million, and $75.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. We capitalized $46.3 million, $30.2 million, and $21.2 million of internally-developed software costs for the years ended December 31, 2022, 2021, and 2020, respectively.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our review process. There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2022 and 2021. During 2020, we recorded a write-off of intangible assets of approximately $6.3 million.
The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2023	$60,868
2024	45,423
2025	34,965
2026	30,306
2027	13,635
Thereafter	8,375
Total (1)	$193,572
(1) For the year ended December 31, 2022, the Company had $44.7 million in other intangible assets that had not yet been placed into service.
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
We paid approximately $0.5 million, $31.5 million, and $3.1 million in placement fees for the years ended December 31, 2022, 2021, and 2020, respectively. In September 2021, we entered into a placement fee agreement with a customer for certain of its locations for approximately $28.9 million, which we settled in October 2021. There were no imputed interest amounts recorded in connection with these payments for the years ended December 31, 2022 and 2021, respectively.
11. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2022	2021
Accounts payable and accrued expenses
Customer commissions payable	65,387	57,515
Contract liabilities	50,872	36,238
Accounts payable - trade	29,645	25,453
Payroll and related expenses	24,335	29,125
Contingent consideration and acquisition-related liabilities (1)	12,030	—
Accrued income taxes	3,673	2,756
Accrued interest	9,451	9,273
Financial access processing and related expenses	7,829	3,619
Operating lease liabilities	6,507	5,663
Other	7,695	4,291

Total accounts payable and accrued expenses	$217,424	$173,933
(1) Refer to “Note 4 — Business Combinations” for discussion on contingent consideration and acquisition-related liabilities.

12. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At December 31,
	Date	Rate	2022	2021
Long-term debt
$600 million New Term Loan	2028	LIBOR+2.50%	$592,500	$598,500
$125 million New Revolver	2026	LIBOR+2.50%	—	—
Senior Secured Credit Facilities			592,500	598,500
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			992,500	998,500
Debt issuance costs and discount			(14,505)	(16,975)
Total debt after debt issuance costs and discount			977,995	981,525
Current portion of long-term debt			(6,000)	(6,000)
Total long-term debt, net of current portion			$971,995	$975,525
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
The New Revolver is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. Borrowings under the New Revolver are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties. Our New Revolver remained fully undrawn as of December 31, 2022.
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
The weighted average interest rate on the New Term Loan was 4.29% for the year ended December 31, 2022.

Senior Unsecured Notes
Our Senior Unsecured Notes (the “2021 Unsecured Notes”) due 2029 had an outstanding balance of $400 million as of December 31, 2022, for which interest accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
The fees associated with the 2021 Unsecured Notes included debt issuance costs of approximately $5.9 million incurred during the year ended December 31, 2021.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the New Credit Facilities and the 2021 Unsecured Notes as of December 31, 2022.
Principal Repayments
The maturities of our borrowings at December 31, 2022 are as follows (in thousands):

Amount
Maturities of borrowings
2023	$6,000
2024	6,000
2025	6,000
2026	6,000
2027	6,000
Thereafter	962,500
Total	$992,500
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
We did not have any new material legal matters that were accrued as of December 31, 2022.
NRT matter:
NRT Technology Corp., et al. v. Everi Holdings Inc., et al. is a civil action filed on April 30, 2019 against Everi Holdings and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. Discovery is closed. The Court removed the case from the September trial calendar and requested briefs from the parties on relevant legal issues. Briefing was completed in December 2022. The parties are currently awaiting an order from the court setting the matter for evidentiary hearing. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is set for trial in April 2023. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Sightline Payments matter:
Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games (collectively referred to herein as “Everi”) in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that Everi’s CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. Everi filed a Motion to Dismiss or Transfer for Lack of Venue. On June 1, 2022, the Court granted Everi’s Motion to Dismiss ruling that the Western District of Texas was not the proper venue for an action against Everi Fintech, Everi Holdings, and Everi Games. On June 23, 2022, the plaintiff, Sightline Payments LLC, filed an appeal of the District Court’s Order. The appeal is underway. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Sightline USPTO matters:
In February and March 2022, Everi Payments Inc. filed five Petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office seeking invalidation of certain claims of U.S. Patent Nos. 8,708,809, 8,998,708, 9,196,123, 9,466,176, and 9,785,926 owned by Sightline Partners LLC. In August and September 2022, decisions by the PTAB were issued granting the IPRs. Briefing and discovery is underway. Oral argument is scheduled for June 24, 2023. Due to the current stage of these matters, we are currently unable to estimate the probability of the outcome or reasonably estimate the range of possible damages, if any.
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
There were approximately 5.0 million shares repurchased during the year ended December 31, 2022 at an average price of $16.93 per share for an aggregate amount of $84.3 million. The remaining availability under the May 2022 $150.0 million share repurchase program was $65.7 million as of December 31, 2022. There were no share repurchases during the year ended December 31, 2021.
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2022 and 2021, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2022 and 2021, we had 119,389,510 and 116,996,348 shares of common stock issued, respectively.
Treasury Stock. In addition to open market purchases of common stock authorized under the Share Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the maximum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 0.7 million and 0.5 million shares of common stock at an aggregate purchase price of approximately $12.0 million and $9.4 million for the years ended December 31, 2022 and 2021, respectively, to satisfy the maximum applicable tax withholding obligations related to the vesting of such restricted stock awards.
15. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2022	2021	2020
Weighted average shares
Weighted average number of common shares outstanding — basic	90,494	89,284	85,379
Potential dilution from equity awards (1)	7,013	10,683	—
Weighted average number of common shares outstanding — diluted (1)	97,507	99,967	85,379
(1) There were 0.1 million shares that were anti-dilutive under the treasury stock method for the year ended December 31, 2022. There were no shares and 3.3 million shares that were anti-dilutive under the treasury stock method for the years ended December 31, 2021 and 2020, respectively. The Company was in a net loss position for the year ended December 31, 2020; therefore, no potential dilution from the application of the treasury stock method was applicable.

16. SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 19, 2021, the “Equity Incentive Plan”) is used to attract and retain key personnel, to provide additional incentives to employees, directors, and consultants, and to promote the success of our business. Our Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices, as applicable.
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; (ii) time-based options; and (iii) market-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options Granted	Restricted Stock Units Granted
Outstanding, December 31, 2021	7,073	3,540
Granted	81	1,298
Exercised options or vested shares	(333)	(2,061)
Canceled or forfeited	(28)	(68)
Outstanding, December 31, 2022	6,793	2,709
There are approximately 3.7 million awards of our common stock available for future equity grants under our existing equity incentive plans.
Stock Options
The fair value of our standard time-based options was determined as of the date of grant using the Black-Scholes option pricing model. The assumptions used for options granted for the year ended December 31, 2022 included a 3% risk-free interest rate, an expected life of 4.9 years, an expected volatility of 56%, and a zero percent expected dividend yield. There were no time-based options granted for the years ended December 31, 2021 and 2020, respectively.
Our time-based stock options granted under our equity plans generally vest at a rate of either 33% or 25% per year on each of the first three or four anniversaries of the grant dates, and expire after a ten-year period.
The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	7,073	$4.93	3.8	$116,155
Granted	81	16.69
Exercised	(333)	5.77
Canceled or forfeited	(28)	7.80
Outstanding, December 31, 2022	6,793	5.01	2.8	63,604
Vested and expected to vest after, December 31, 2022	6,787	5.00	2.8	63,604
Exercisable, December 31, 2022	6,713	$4.87	2.7	$63,604

The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	(Years)	Prices	(in thousands)	Price
$1.46	$1.46	1,006	3.4	$1.46	1,006	$1.46
1.57	2.78	816	3.1	2.54	816	2.54
3.29	3.29	2,073	3.8	3.29	2,073	3.29
6.30	7.09	770	1.4	6.67	770	6.67
7.10	7.74	830	2.2	7.70	830	7.70
7.88	7.88	20	5.6	7.88	20	7.88
8.32	8.32	18	4.8	8.32	18	8.32
8.92	8.92	1,172	1.1	8.92	1,172	8.92
9.74	9.74	8	1.0	9.74	8	9.74
16.69	16.69	80	9.5	16.69	—	—
		6,793			6,713
The total intrinsic value of options exercised was $4.9 million, $46.5 million, and $6.7 million for the years ended December 31, 2022, 2021, and 2020, respectively.
The unrecognized non-cash compensation expense related to options expected to vest as of December 31, 2022, 2021 and 2020 was not material.
We recorded approximately $0.1 million, $0.3 million and $1.4 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2022, 2021 and 2020, respectively. We received approximately $1.9 million, $18.2 million and $6.2 million in cash proceeds from the exercise of options during 2022, 2021 and 2020, respectively.
Restricted Stock Units
The fair value of our restricted stock units awarded is based on the closing stock price of our common stock at the date of grant.
Time-based Awards
The time-based restricted stock units (“RSUs”) granted to executives and the employee base, during 2022, 2021 and 2020, generally vest at a rate of either 33% per year on each of the first three anniversaries of the dates of grant, or 100% on the anniversary of grant date ending after either 1 year, 2 years or 3 years.
The RSUs granted to independent members of our Board of Directors, during 2022, 2021 and 2020, vest on the one-year anniversary of the date of grant and settle on the earliest of the following events: (i) ten-year anniversary of the date of grant; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Equity Incentive Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.
Performance-based Awards
The performance-based restricted stock units (“PSUs”) granted during 2022 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2024, based on certain revenue and adjusted operating cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. To the extent the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the date of grant. We record stock-based compensation expense over the required service period based on the amount of shares expected to vest pursuant to the achievement measures associated with the performance award.
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
The following table presents our RSU and PSU awards activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2021	3,540	$10.49	1.0	$75,532
Granted	1,298	16.08
Vested	(2,061)	9.97
Forfeited	(68)	14.48
Outstanding, December 31, 2022	2,709	13.46	0.9	38,850
Vested and expected to vest after, December 31, 2022	2,330	$13.81	0.9	$33,433
There was approximately $20.1 million in unrecognized compensation expense related to the awards expected to vest as of December 31, 2022. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.2 years. We recorded approximately $19.7 million in non-cash compensation expense related to these awards for the year ended December 31, 2022.
There were approximately 1.0 million and 2.2 million shares of these awards granted for the years ended December 31, 2021 and 2020, respectively. The weighted average grant date fair value per share of these awards granted was $17.70 and $6.08 for the years ended December 31, 2021 and 2020, respectively. There were 1.6 million and 0.9 million RSU awards that vested during the years ended December 31, 2021 and 2020, respectively. There was approximately $23.3 million and $15.3 million unrecognized compensation expense related to these awards expected to vest as of December 31, 2021 and 2020, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.4 years and 1.8 years, respectively. We recorded approximately $20.6 million and $11.6 million in non-cash compensation expense related to RSU awards for the years ended December 31, 2021 and 2020, respectively.

17. INCOME TAXES
Provision (Benefit) for Income Taxes
The following presents consolidated income (loss) before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Consolidated income (loss) before tax
Domestic	$157,510	$100,232	$(87,832)
Foreign	90	793	396
Total	$157,600	$101,025	$(87,436)
The income tax provision (benefit) attributable to the income (loss) before tax consists of the following components (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax provision (benefit)
Domestic	$36,440	$(51,923)	$(5,711)
Foreign	671	23	(45)
Total income tax provision (benefit)	$37,111	$(51,900)	$(5,756)
Income tax provision (benefit)
Current	$4,446	$177	$823
Deferred	32,665	(52,077)	(6,579)
Total income tax provision (benefit)	$37,111	$(51,900)	$(5,756)
Effective Tax Rate
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2022	2021	2020
Income tax reconciliation
Federal statutory rate	21.0%	21.0%	21.0%
Foreign provision	(0.1)%	—%	(0.2)%
State/province income tax	3.3%	3.5%	4.2%
Compensation deduction limitations	2.9%	2.5%	(0.3)%
Stock-based compensation expense	(2.5)%	(10.6)%	0.8%
Adjustments to carrying values	0.3%	1.7%	0.2%
Research and development credit	(2.2)%	(2.3)%	1.0%
Valuation allowance(1)	—%	(67.2)%	(19.7)%
Global intangible low-taxed income(2)	0.4%	0.1%	—%
Non-deductible expenses - other	—%	0.1%	(0.1)%
Other	0.4%	(0.2)%	(0.3)%
Effective tax rate	23.5%	(51.4)%	6.6%
(1) We removed the full valuation allowance in the federal and certain state jurisdictions in the fourth quarter of 2021.
(2) We had no GILTI inclusion in 2020 due to the high tax exception in some foreign jurisdictions and losses in others.

Deferred Income Taxes
The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2022	2021	2020
Deferred income tax assets related to:
Net operating losses	$27,901	$84,619	$109,872
Tax credits	18,467	14,688	12,377
Capitalized research expenditures(1)	15,705	—	—
Accrued and prepaid expenses	10,481	11,284	8,977
Stock compensation expense	6,041	6,210	7,293
Accounts receivable allowances	1,204	1,275	912
Other	1,841	913	2,098
Valuation allowance	(739)	(804)	(68,746)
Total deferred income tax assets	$80,901	$118,185	$72,783
Deferred income tax liabilities related to:
Other intangible assets	$57,487	$59,156	$67,996
Property and equipment	23,352	23,610	18,699
Long-term debt	—	7	1,482
Other	4,472	3,291	4,562
Total deferred income tax liabilities	$85,311	$86,064	$92,739
Deferred income taxes, net	$(4,410)	$32,121	$(19,956)
(1) As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized and amortized, which resulted in higher taxable income for 2022 with an equal amount of deferred tax benefit.
Net Operating Losses (“NOLs”) and Research Credits Carry-forwards
We had approximately $115.5 million, or $24.3 million, tax effected, of accumulated federal NOLs as of December 31, 2022. These NOLs include $20.7 million, or $4.4 million, tax effected, of losses incurred prior to 2018, which may be carried forward and applied to offset taxable income for 20 years and will expire starting in 2037. In addition, these NOLs include approximately $94.8 million, or $19.9 million, tax effected, of losses incurred subsequent to 2017, which may be carried forward indefinitely and offset 80% of our taxable income in future years.
We had tax effected state NOL carry-forwards of approximately $3.6 million as of December 31, 2022, which will expire between 2023 and 2042. The determination and utilization of these state NOL carry-forwards are dependent upon apportionment percentages and other respective state laws, which may change from year to year. As of December 31, 2022, approximately $0.6 million of our valuation allowance relates to certain state NOL carry-forwards that we estimate are not more likely than not to be realized.
We had approximately $18.5 million, tax effected, of federal research and development credit carry-forwards as of December 31, 2022. The research and development credits are limited to a 20-year carry-forward period and will expire starting in 2029.
Lastly, we had $0.3 million of Australian research and development credit carry-forwards as of December 31, 2022, which may be carried forward indefinitely.
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

Based on an evaluation of the then-available positive and negative evidence, we determined it was appropriate to establish a full valuation allowance on our federal and states deferred tax assets as of December 31, 2016. At that time, and in subsequent quarters, negative evidence, including three years of cumulative losses, outweighed the positive evidence. However, as of December 31, 2021, our U.S. operations emerged from a three-year cumulative loss position. Based on our analysis, we removed the full valuation allowance in the federal and certain state jurisdictions, contributing to a $67.9 million reduction in our valuation allowance in 2021. The significant positive evidence in our analysis included: improvements in profitability, product mix, capital levels, credit metrics, a stabilizing economy and future longer-term forecasts showing sustained profitability. We continue to believe the positive evidence outweighs the negative evidence as of December 31, 2022 and it is more likely than not that these deferred tax assets will be realized.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	At December 31,
	2022	2021	2020
Balance at beginning of period	$804	$68,746	$51,522
Valuation allowance - (reversal) charge	(65)	(67,942)	17,224
Balance at end of period	$739	$804	$68,746
Unrecognized Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	At December 31,
	2022	2021	2020
Unrecognized tax benefit
Unrecognized tax benefit at beginning of period	$2,151	$1,714	$1,435
Gross increases — tax positions in prior period	415	437	279
Unrecognized tax benefit at end of period	$2,566	$2,151	$1,714
We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2022, we recorded approximately $2.6 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
Foreign Operations
We had unrepatriated foreign earnings of approximately $15.3 million as of December 31, 2022. These earnings are considered permanently reinvested, as it is management’s intention to reinvest these foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our Senior Secured Credit Facilities in the U.S.; therefore, we do not need to repatriate our remaining foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding and other taxes.
Other
We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry-forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2005 to present. For the remaining state, local, and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2019.
18. SEGMENT INFORMATION

Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM generally consists of the Chief Executive Officer, and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
We have reported our financial performance based on our segments in both the current and prior periods. Our CODM determined that our operating segments for conducting business are: (i) Games and (ii) FinTech:
•Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and HHR slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the VLTs installed in the State of New York and similar technology in certain tribal jurisdictions; and (iii) B2B digital online gaming activities.
•Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, RegTech software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations that were material to our results of operations or financial condition, and no significant assets in foreign locations.

The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2022	2021	2020
Games
Revenue
Gaming operations	$292,873	$272,885	$156,295
Gaming equipment and systems	143,553	103,844	44,006
Total revenues	436,426	376,729	200,301
Costs and expenses
Cost of revenues (1)
Gaming operations	25,153	21,663	15,648
Gaming equipment and systems	86,638	60,093	25,680
Cost of revenues	111,791	81,756	41,328
Operating expenses	76,496	70,150	63,789
Research and development	40,353	26,060	20,060
Depreciation	57,106	53,876	61,566
Amortization	43,044	42,866	59,926
Total costs and expenses	328,790	274,708	246,669
Operating income (loss)	$107,636	$102,021	$(46,368)
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2022	2021	2020
FinTech
Revenues
Financial access services	$206,860	$178,019	$112,035
Software and other	80,232	67,797	47,041
Hardware	59,001	37,840	24,297
Total revenues	346,093	283,656	183,373
Costs and expenses
Cost of revenues (1)
Financial access services	10,186	6,779	6,755
Software and other	4,125	4,129	3,029
Hardware	39,220	22,785	14,724
Cost of revenues	53,531	33,693	24,508
Operating expenses	140,463	118,750	88,757
Research and development	20,174	12,991	7,883
Depreciation	9,695	7,611	5,893
Amortization	16,514	15,121	15,379
Total costs and expenses	240,377	188,166	142,420
Operating income	$105,716	$95,490	$40,953
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2022	2021	2020
Total Games and FinTech
Total revenues	$782,519	$660,385	$383,674
Costs and expenses
Cost of revenues (1)	165,322	115,449	65,836
Operating expenses	216,959	188,900	152,546
Research and development	60,527	39,051	27,943
Depreciation	66,801	61,487	67,459
Amortization	59,558	57,987	75,305
Total costs and expenses	569,167	462,874	389,089
Operating income (loss)	$213,352	$197,511	$(5,415)
(1) Exclusive of depreciation and amortization.

	At December 31,
	2022	2021
Total assets
Games	$911,907	$913,880
FinTech	1,006,336	721,770
Total assets	$1,918,243	$1,635,650
For the year ended December 31, 2022, cash spent for capital expenditures totaled $127.6 million, of which $96.0 million and $31.6 million was related to our Games and FinTech businesses, respectively. For the year ended December 31, 2021, cash spent for capital expenditures totaled $104.7 million, of which $81.7 million and $23.0 million, was related to our Games and FinTech businesses, respectively.
Major customers. For the years ended December 31, 2022, 2021, and 2020, no single customer accounted for more than 10% of our revenues.
19. SUBSEQUENT EVENTS
As of the date of the filing of our consolidated financial statements, we had not identified, and were not aware of, any material subsequent events that occurred for the year ended December 31, 2022.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2022. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report of Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2022, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2022.
On March 1, 2022, the Company acquired the stock of eCash Holdings Pty and wholly-owned subsidiaries Global Payments Technologies Australia Pty Limited, and ACN 121 187 068 Pty Limited (collectively “eCash”). On this basis, the Company is permitted to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired business. The Company excluded eCash from its annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2022.
On April 30, 2022, the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”). The Company is permitted to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired business. On this basis, the Company excluded Intuicode from its annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2022.
On October 14, 2022, the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”). The Company is permitted to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired business. On this basis, the Company excluded Venuetize from its annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2022.
The total assets and total revenues generated by the above-mentioned acquisitions that occurred in 2022 that were excluded from Management’s assessment represented approximately 4.7% and 2.7%, respectively, of the Company’s total assets and total revenues as of and for the year ended December 31, 2022.
Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Business Combinations” for a further discussion of the above acquisitions and related financial data. We are in the process of integrating eCash, Intuicode and Venuetize into our internal control over financial reporting. As a result of these integration activities, certain controls are being evaluated and may change.
Our independent registered public accounting firm, BDO USA, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included on the following page.
Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
None.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Everi Holdings Inc. and Subsidiaries
Las Vegas, Nevada

Opinion on Internal Control over Financial Reporting
We have audited Everi Holdings Inc. and subsidiaries (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
As indicated in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of eCash, Intuicode and Venuetize (as defined in Item 9A), which were acquired on March 1, 2022, April 30, 2022 and October 14, 2022 respectively, and which are included in the consolidated balance sheet of the Company as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the year then ended. The above-mentioned acquired entities constituted in aggregate approximately 4.7% and 2.7% of the Company’s total assets and total revenues as of and for the year ended December 31, 2022, respectively. Management did not assess the effectiveness of internal control over financial reporting of eCash, Intuicode and Venuetize because of the timing of the acquisitions, which were completed during the year ended December 31, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of eCash, Intuicode and Venuetize.
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
February 28, 2023

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics is contained under the headings “Proposal 1,” “Executive Officers,” and “Board and Corporate Governance Matters,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2023 annual meeting of stockholders (the “2023 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — Director Compensation” and “Executive Compensation,” respectively, in the 2023 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the heading “Security Ownership of Certain Beneficial Owners and Management” in the 2023 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters — Director Independence” and “Certain Relationships and Related Transactions — Transactions with Related Persons,” respectively, in the 2023 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2023 Proxy Statement is incorporated herein by reference.

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

+10.64
First Amendment to Sponsorship Agreement (effective March 11, 2013) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech (incorporated by reference to Exhibit 10.60 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

+10.65
Second Amendment to Sponsorship Agreement (effective September 10, 2013) between Prosperity Bank, successor by merger to American State Bank, and Everi Fin Tech (incorporated by reference to Exhibit 10.61 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

10.66
Third Amendment to the Sponsorship Agreement (effective October 31, 2014) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech (incorporated by reference to Exhibit 10.62 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

+10.67
Amended and Restated Agreement for Processing Services (effective July 1, 2020) by and between Cardtronics USA, as successor in interest to Columbus Data Services, LLC, and Everi FinTech (incorporated by reference to Exhibit 10.63 of Everi Holdings’ Annual Report on Form 10-K filed on March 15, 2021).

†10.68	Executive Chairman Agreement with Michael D. Rumbolz (effective April 1, 2022) (incorporated by reference to Exhibit 10.68 of Everi Holdings’ Annual Report on Form 10-K filed on March 1, 2022).

†10.69	Employment Agreement with Randy L. Taylor (effective April 1, 2022) (incorporated by reference to Exhibit 10.69 of Everi Holdings’ Annual Report on Form 10-K filed on March 1, 2022).

*10.70	Fourth Amendment to the Sponsorship Agreement (effective February 1, 2022) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech.

*21.1	Subsidiaries of Everi Holdings Inc.

*23.1	Consent of BDO USA, LLP.

Exhibit Number	Exhibit Description
*24.1	Power of Attorney (included on signature page).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
+	Portions of the exhibit have been omitted pursuant to the rules and regulations of the SEC.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 1, 2023	EVERI HOLDINGS INC.

	By:	/s/ TODD A. VALLI
Todd A. Valli Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)

POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Randy L. Taylor, Mark F. Labay, and Todd A. Valli and each of them, his attorneys-in-fact, each with the power of substitution, for him in any and all capacities, to sign any amendments to this Annual Report on Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/s/ RANDY L. TAYLOR	President and Chief Executive Officer and Director	March 1, 2023
Randy L. Taylor	(Principal Executive Officer)

/s/ MARK F. LABAY	Executive Vice President, Chief Financial Officer	March 1, 2023
Mark F. Labay	(Principal Financial Officer) and Treasurer

/s/ TODD A. VALLI	Senior Vice President, Chief Accounting Officer	March 1, 2023
Todd A. Valli	(Principal Accounting Officer)

/s/ MICHAEL D. RUMBOLZ	Executive Chairman of the Board	March 1, 2023
Michael D. Rumbolz	Director

/s/ ATUL BALI	Lead Independent Director	March 1, 2023
Atul Bali

/s/ GEOFFREY P. JUDGE	Director	March 1, 2023
Geoffrey P. Judge

/s/ LINSTER W. FOX	Director	March 1, 2023
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	March 1, 2023
Maureen T. Mullarkey

/s/ SECIL TABLI WATSON	Director	March 1, 2023
Secil Tabli Watson

/s/ PAUL FINCH	Director	March 1, 2023
Paul Finch