Form 10-Q
period 2023-03-31
Everi Holdings Inc.
filed 2023-05-10
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 5, 2023, there were 89,042,227 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues
Games revenues
Gaming operations	$75,309	$70,338
Gaming equipment and systems	32,065	27,998
Games total revenues	107,374	98,336
FinTech revenues
Financial access services	56,214	49,879
Software and other	24,215	17,867
Hardware	12,669	9,534
FinTech total revenues	93,098	77,280
Total revenues	200,472	175,616
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,806	5,995
Gaming equipment and systems	20,249	16,782
Games total cost of revenues	27,055	22,777
FinTech cost of revenues(1)
Financial access services	2,899	2,175
Software and other	1,423	935
Hardware	8,448	5,941
FinTech total cost of revenues	12,770	9,051
Operating expenses	59,192	49,825
Research and development	16,096	12,519
Depreciation	18,949	15,220
Amortization	14,364	13,633
Total costs and expenses	148,426	123,025
Operating income	52,046	52,591
Other expenses
Interest expense, net of interest income	17,970	11,348
Total other expenses	17,970	11,348
Income before income tax	34,076	41,243
Income tax provision	6,010	9,721
Net income	28,066	31,522
Foreign currency translation (loss) gain	(186)	580
Comprehensive income	$27,880	$32,102

(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2023	2022
Earnings per share
Basic	$0.32	$0.34
Diluted	$0.30	$0.31
Weighted average common shares outstanding
Basic	88,355	91,408
Diluted	94,781	101,471

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$293,207	$293,394
Settlement receivables	87,771	263,745
Trade and other receivables, net of allowances for credit losses of $5,195 and $4,855 at March 31, 2023 and December 31, 2022, respectively	115,243	118,895
Inventory	68,608	58,350
Prepaid expenses and other current assets	40,461	38,822
Total current assets	605,290	773,206
Non-current assets
Property and equipment, net	132,272	133,645
Goodwill	717,731	715,870
Other intangible assets, net	233,475	238,275
Other receivables	28,305	27,757
Deferred tax assets, net	529	1,584
Other assets	25,968	27,906
Total non-current assets	1,138,280	1,145,037
Total assets	$1,743,570	$1,918,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$274,218	$467,903
Accounts payable and accrued expenses	207,221	217,424
Current portion of long-term debt	1,500	6,000
Total current liabilities	482,939	691,327
Non-current liabilities
Deferred tax liabilities, net	8,391	5,994
Long-term debt, less current portion	971,112	971,995
Other accrued expenses and liabilities	25,881	31,286
Total non-current liabilities	1,005,384	1,009,275
Total liabilities	1,488,323	1,700,602
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 120,145 and 88,773 shares issued and outstanding at March 31, 2023, respectively, and 119,390 and 88,036 shares issued and outstanding at December 31, 2022, respectively	120	119
Additional paid-in capital	537,523	527,465
Retained earnings (accumulated deficit)	6,800	(21,266)
Accumulated other comprehensive loss	(4,383)	(4,197)
Treasury stock, at cost, 31,373 and 31,353 shares at March 31, 2023 and December 31, 2022, respectively	(284,813)	(284,480)
Total stockholders’ equity	255,247	217,641
Total liabilities and stockholders’ equity	$1,743,570	$1,918,243

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities
Net income	$28,066	$31,522
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	18,949	15,220
Amortization	14,364	13,633
Non-cash lease expense	1,317	1,014
Amortization of financing costs and discounts	713	713
Loss on sale or disposal of assets	134	29
Accretion of contract rights	2,335	2,427
Provision for credit losses	3,078	1,947
Deferred income taxes	1,860	9,398
Reserve for inventory obsolescence	319	55
Stock-based compensation	4,825	4,811
Changes in operating assets and liabilities:
Settlement receivables	175,988	28,958
Trade and other receivables	(87)	(6,123)
Inventory	(10,937)	(11,069)
Prepaid expenses and other assets	(271)	(6,812)
Settlement liabilities	(193,698)	(83,427)
Accounts payable and accrued expenses	(15,247)	2,978
Net cash provided by operating activities	31,708	5,274
Cash flows from investing activities
Capital expenditures	(29,821)	(23,639)
Acquisitions, net of cash acquired	—	(13,318)
Proceeds from sale of property and equipment	67	57
Net cash used in investing activities	(29,754)	(36,900)
Cash flows from financing activities
Repayments of term loan	(6,000)	(1,500)
Proceeds from exercise of stock options	5,233	699
Treasury stock - restricted stock vesting, net of shares withheld	(333)	(400)
Payment of contingent consideration, acquisition	(47)	—
Net cash used in financing activities	(1,147)	(1,201)
Effect of exchange rates on cash and cash equivalents	(167)	136
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	640	(32,691)
Balance, beginning of the period	295,063	303,726
Balance, end of the period	$295,703	$271,035

	Three Months Ended March 31,
	2023	2022
Supplemental cash disclosures
Cash paid for interest	$25,051	$14,439
Cash paid (refunded) for income tax, net	465	(41)
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,551	$2,987
Transfer of leased gaming equipment to inventory	1,809	1,358

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional	(Accumulated Deficit)/	Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2023	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641
Net income	—	—	—	28,066	—	—	28,066
Foreign currency translation	—	—	—	—	(186)	—	(186)
Stock-based compensation expense	—	—	4,825	—	—	—	4,825
Exercise of options	702	1	5,233	—	—	—	5,234
Restricted stock vesting, net of shares withheld	53	—	—	—	—	(333)	(333)
Balance, March 31, 2023	120,145	$120	$537,523	$6,800	$(4,383)	$(284,813)	$255,247

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	31,522	—	—	31,522
Foreign currency translation	—	—	—	—	580	—	580
Stock-based compensation expense	—	—	4,811	—	—	—	4,811
Exercise of options	164	—	699	—	—	—	699
Restricted stock vesting, net of shares withheld	61	—	—	—	—	(400)	(400)
Balance, March 31, 2022	117,221	$117	$511,267	$(110,233)	$(875)	$(188,564)	$211,712

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
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a provider of financial technology solutions that power casino floors, provide operational efficiencies, and help fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment and hospitality industries.
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks, allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our unaudited condensed consolidated financial statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2023 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report.
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; and (iii) wide-area progressive (“WAP”)-related restricted funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the three months ended March 31, 2023 (in thousands).

	Classification on our Balance Sheets	At March 31, 2023	At December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$293,207	$293,394
Restricted cash - current	Prepaid expenses and other current assets	2,395	1,568
Restricted cash - non-current	Other assets	101	101
Total		$295,703	$295,063
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of March 31, 2023 and December 31, 2022, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2023
$600 million Term Loan	2	$584,301	$586,500
$400 million Unsecured Notes	2	$358,000	$400,000
December 31, 2022
$600 million Term Loan	2	$588,560	$592,500
$400 million Unsecured Notes	2	$346,000	$400,000
The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.

Reclassification of Balances
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
Recent Accounting Guidance
As of March 31, 2023, no recent accounting guidance is expected to have a significant impact on our consolidated financial statements.
3. REVENUES
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
Disaggregation of Revenues
We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 17 — Segment Information.”
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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2023	2022
Contract assets(1)
Balance, beginning of period	$22,417	$15,221
Balance, end of period	22,342	14,514
Decrease	$(75)	$(707)

Contract liabilities(2)
Balance, beginning of period	$53,419	$36,615
Balance, end of period	51,705	39,090
(Decrease) increase	$(1,714)	$2,475
(1) Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
(2) Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $18.2 million and $12.7 million in revenue that was included in the beginning contract liabilities balance during the three months ended March 31, 2023 and 2022, respectively.

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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $49.4 million and $47.1 million for the three months ended March 31, 2023 and 2022, respectively.
FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. In addition, our services operate as part of an end-to-end security suite to protect against cyber-related attacks, allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any material financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three months ended March 31, 2023 and 2022.
4. LEASES
Lessee
Balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2023	At December 31, 2022
Assets
Operating lease right-of-use (“ROU”) assets	Other assets, non-current	$15,921	$17,169
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$6,489	$6,507
Non-current operating lease liabilities	Other accrued expenses and liabilities	$13,205	$14,738

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for:
Long-term operating leases	$1,712	$1,668
Short-term operating leases	$372	$409
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$86	$5,947
Other information related to lease terms and discount rates is as follows:

	At March 31, 2023	At December 31, 2022
Weighted Average Remaining Lease Term (in years):
Operating leases	3.17	3.37
Weighted Average Discount Rate:
Operating leases	4.73%	4.72%
Components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating Lease Cost:
Operating lease cost	$1,477	$1,362
Variable lease cost	$319	$279

Maturities of lease liabilities are summarized as follows as of March 31, 2023 (in thousands):

Year Ending December 31,	Amount
2023 (excluding the three months ended March 31, 2023)	$5,533
2024	6,732
2025	5,852
2026	2,137
2027	608
Thereafter	359
Total future minimum lease payments	21,221
Less: Amount representing interest	1,527
Present value of future minimum lease payments	19,694
Less: Current operating lease obligations	6,489
Long-term lease obligations	$13,205
As of March 31, 2023, the Company entered into a real estate lease that has not yet commenced with a term of ten years and future minimum lease payments of approximately $27.3 million.

5. BUSINESS COMBINATIONS
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

eCash Holdings Pty Limited
On March 1, 2022 (the “eCash Closing Date”), the Company acquired the stock of eCash Holdings Pty Limited (“eCash”). Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the eCash Closing Date with additional consideration of AUD$6.5 million to be paid approximately one year following the eCash Closing Date and another AUD$6.5 million to be paid approximately two years following the eCash Closing Date. In addition, we paid approximately AUD$8.7 million (approximately USD$6.0 million) for the excess net working capital during the second quarter of 2022. We finalized our measurement period adjustments and recorded approximately $2.3 million primarily related to deferred taxes during the quarter ending March 31, 2023. The acquisition did not have a significant impact on our results of operations or financial condition.
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Intuicode Closing Date of the transaction and a net working capital payment of $1.6 million during the second quarter of 2022. In addition, we expect to pay approximately $13.0 million in contingent consideration based upon the achievement of certain revenue targets on the first and second anniversaries of the Intuicode Closing Date. We expect the total consideration for this acquisition to be approximately $27.1 million. The acquisition did not have a significant impact on our results of operations or financial condition.
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration during the period ended March 31, 2023 was not material.
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to, deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Intuicode Closing Date and the final fair value analysis, which we expect to complete no later than the second quarter of 2023.

The financial results included in our Statements of Operations for the three months ended March 31, 2023 reflected revenues of approximately $3.1 million and net income of approximately $1.2 million. We incurred no acquisition-related costs during the three months ended March 31, 2023.

Venuetize, Inc.

On October 14, 2022 (the “Venuetize Closing Date”), the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”), a privately owned innovator of mobile-first technologies that provide an advanced guest engagement and m-commerce platform for the sports, entertainment and hospitality industries.

Under the terms of the asset purchase agreement, we paid the seller $18.2 million on the Venuetize Closing Date. In addition, we expect to pay approximately $2.8 million in contingent consideration based upon the achievement of certain revenue targets on the twelve-month, twenty-four month and thirty-month anniversaries of the Venuetize Closing Date. We expect the total consideration for this acquisition to be approximately $21.0 million. The acquisition did not have a significant impact on our results of operations or financial condition.

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within three years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration during the period ended March 31, 2023 was not material.

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

The financial results included in our Statements of Operations for the three months ended March 31, 2023 reflected revenues of approximately $0.8 million and net loss of approximately $1.2 million. Acquisition-related costs incurred during the three months ended March 31, 2023 were not material.

Pro-forma financial information (unaudited)

The unaudited pro forma financial data includes the historical operating results of the Company and the three acquired businesses prior to the acquisitions as if the transactions occurred on January 1, 2022. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and costs directly attributable to the acquisitions. The unaudited pro forma results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period; nor do they give effect to synergies, cost savings, fair market value adjustments and other changes expected as a result of the acquisitions.
The unaudited pro forma financial data on a consolidated basis as if the eCash, Intuicode and Venuetize acquisitions occurred on January 1, 2022 would reflect revenue of approximately $186.1 million and net income of approximately $29.9 million for the three months ended March 31, 2022.
6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.3 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $339.2 million and $444.6 million as of March 31, 2023 and December 31, 2022, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three months ended March 31, 2023 and 2022.
7. TRADE AND OTHER RECEIVABLES
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

The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2023	2022
Trade and other receivables, net
Games trade and loans receivable	$73,365	$78,200
FinTech trade and loans receivable	43,775	39,925
Contract assets(1)	22,342	22,417
Other receivables	4,066	6,110

Total trade and other receivables, net	143,548	146,652

Non-current portion of receivables

Games trade and loans receivable	892	1,382
FinTech trade and loans receivable	18,225	16,519
Contract assets(1)	9,188	9,856

Total non-current portion of receivables	28,305	27,757

Total trade and other receivables, current portion	$115,243	$118,895
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the three months ended March 31, 2023 and 2022 is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Beginning allowance for credit losses	$(4,855)	$(5,161)
Provision	(3,078)	(1,947)
Charge-offs, net of recoveries	2,738	2,085
Ending allowance for credit losses	$(5,195)	$(5,023)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.

Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2023	2022
Inventory
Component parts	$58,781	$48,688
Work-in-progress	4,073	323
Finished goods	5,754	9,339
Total inventory	$68,608	$58,350

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At March 31, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-4	$284,028	$196,292	$87,736	$279,524	$188,369	$91,155
Rental pool - undeployed	2-4	32,239	24,691	7,548	30,378	23,930	6,448
FinTech equipment	1-5	36,749	25,038	11,711	36,442	24,167	12,275
Leasehold and building improvements	Lease Term	13,747	11,097	2,650	13,666	10,689	2,977
Machinery, office, and other equipment	1-5	58,818	36,191	22,627	55,246	34,456	20,790
Total		$425,581	$293,309	$132,272	$415,256	$281,611	$133,645
Depreciation expense related to property and equipment totaled approximately $18.9 million and $15.2 million for the three months ended March 31, 2023 and 2022, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $717.7 million and $715.9 million at March 31, 2023 and December 31, 2022, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.

Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At March 31, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$14,587	$43,234	$57,821	$12,252	$45,569
Customer relationships	3-14	331,883	238,819	93,064	331,999	233,150	98,849
Developed technology and software	1-6	410,862	316,609	94,253	401,087	309,285	91,802
Patents, trademarks, and other	2-18	23,823	20,899	2,924	22,334	20,279	2,055
Total		$824,389	$590,914	$233,475	$813,241	$574,966	$238,275
Amortization expense related to other intangible assets was approximately $14.4 million and $13.6 million for the three months ended March 31, 2023 and 2022, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At March 31,	At December 31,
	Date	Rate	2023	2022
Long-term debt
$600 million Term Loan	2028	LIBOR+2.50%	$586,500	$592,500
$125 million Revolver	2026	LIBOR+2.50%	—	—
Senior Secured Credit Facilities			586,500	592,500
$400 million Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			986,500	992,500
Debt issuance costs and discount			(13,888)	(14,505)
Total debt after debt issuance costs and discount			972,612	977,995
Current portion of long-term debt			(1,500)	(6,000)
Total long-term debt, net of current portion			$971,112	$971,995
Credit Facilities
Our Senior Secured Credit Facilities consist of: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “Revolver” and together with the Term Loan, the “Credit Facilities”). The Company, as borrower, entered into the credit agreement dated as of August 3, 2021 (the “Closing Date”), among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (the “Credit Agreement”).
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the Eurodollar rate with a 0.50% LIBOR floor plus a margin of 2.50% or the base rate plus a margin of 1.50%. Our Revolver remained fully undrawn as of March 31, 2023.

The weighted average interest rate on the Term Loan was 7.03% for the three months ended March 31, 2023.

Senior Unsecured Notes
Our Senior Unsecured Notes (the “2029 Unsecured Notes”) had an outstanding balance of $400.0 million as of March 31, 2023 that accrues interest at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2029 Unsecured Notes as of March 31, 2023.
12. COMMITMENTS AND CONTINGENCIES
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

NRT matter:

NRT Technology Corp., et al. v. Everi Holdings Inc., et al. is a civil action filed on April 30, 2019 against Everi Holdings and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. Discovery is closed. The court removed the case from the September trial calendar and requested briefs from the parties on relevant legal issues. Briefing was completed in December 2022. The parties are awaiting further guidance from the court. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

Zenergy Systems, LLC matter:

Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The case is set for trial in June 2023. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.

Sightline Payments matter:
Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games (collectively referred to herein the as “Everi Parties”) in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that the Everi Parties’ CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. The Everi Parties filed a Motion to Dismiss or Transfer for Lack of Venue. On June 1, 2022, the court granted the Everi Parties’ Motion to Dismiss ruling that the Western District of Texas was not the proper venue for an action against Everi Fintech, Everi Holdings, and Everi Games. On June 23, 2022, the plaintiff, Sightline Payments LLC, filed an appeal of the District Court’s Order. The appeal is underway. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Sightline USPTO matters:
In a case related to the Sightline Payments matter, in February and March 2022, Everi Payments Inc. filed five Petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office seeking invalidation of certain claims of U.S. Patent Nos. 8,708,809, 8,998,708, 9,196,123, 9,466,176, and 9,785,926 owned by Sightline Partners LLC. In August and September 2022, decisions by the PTAB were issued granting the IPRs. Briefing and discovery is underway. Oral argument is scheduled for June 14, 2023. Due to the current stage of these matters, we are currently unable to estimate the probability of the outcome or reasonably estimate the range of possible damages, if any.

Mary Parrish matter:

Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. Thereafter, Everi filed a Motion to Dismiss. On May 4, 2023 the United States District Court entered an order remanding the case back to the District Court of Nevada, Clark County and denying the Motion to Dismiss. Due to the early stages of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases” and installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations.”
13. STOCKHOLDERS’ EQUITY
In May 2022, our Board of Directors authorized and approved the existing share repurchase program in an amount not to exceed $150.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 4, 2023, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of March 31, 2023, Everi had approximately 88.8 million shares issued and outstanding, net of 31.4 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice.
There were no shares repurchased during the three months ended March 31, 2023 and 2022, respectively. Under the existing $150.0 million share repurchase program, the remaining availability was $65.7 million as of March 31, 2023.
14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Weighted average shares
Weighted average number of common shares outstanding - basic	88,355	91,408
Potential dilution from equity awards(1)	6,426	10,063
Weighted average number of common shares outstanding - diluted(1)	94,781	101,471
(1) There were 0.1 million and no shares that were anti-dilutive under the treasury stock method for the three months ended March 31, 2023 and 2022, respectively.

15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2022	6,793	2,709
Granted	—	26
Exercised options or vested shares	(703)	(53)
Canceled or forfeited	(7)	(2)
Outstanding, March 31, 2023	6,083	2,680
There were approximately 3.7 million awards of our common stock available for future equity grants under our existing equity incentive plan as of March 31, 2023.
16. INCOME TAXES
The income tax provision for the three months ended March 31, 2023, reflected an effective income tax rate of 17.6%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes. The income tax provision for the three months ended March 31, 2022, reflected an effective income tax rate of 23.6%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and an accrual for foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities.

We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of March 31, 2023, we recorded approximately $2.6 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. We have not accrued any penalties and interest for our unrecognized tax benefits. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
17. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM generally consists of the Chief Executive Officer and the Chief Financial Officer. Our CODM determined that our operating segments for conducting business are: (i) Games and (ii) FinTech. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts. We have reported our financial performance based on our segments in both the current and prior periods. Refer to “Note 1 — Business” for additional information regarding our operating segments.
Corporate overhead expenses have been allocated to the segments either through specific identification or based on a reasonable methodology. In addition, we record depreciation and amortization expenses to the business segments.
Our business is predominantly domestic with no specific regional concentrations that were material to our results of operations or financial condition, and we had no significant assets in foreign locations.

The following tables present segment information (in thousands)*:

	Three Months Ended March 31,
	2023	2022
Games
Revenues
Gaming operations	$75,309	$70,338
Gaming equipment and systems	32,065	27,998
Total revenues	107,374	98,336
Costs and expenses
Cost of revenues(1)
Gaming operations	6,806	5,995
Gaming equipment and systems	20,249	16,782
Total cost of revenues	27,055	22,777
Operating expenses	20,872	17,346
Research and development	10,653	7,630
Depreciation	16,239	12,981
Amortization	10,276	9,805
Total costs and expenses	85,095	70,539
Operating income	$22,279	$27,797
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended March 31,
	2023	2022
FinTech
Revenues
Financial access services	$56,214	$49,879
Software and other	24,215	17,867
Hardware	12,669	9,534
Total revenues	93,098	77,280
Costs and expenses
Cost of revenues(1)
Financial access services	2,899	2,175
Software and other	1,423	935
Hardware	8,448	5,941
Total cost of revenues	12,770	9,051
Operating expenses	38,320	32,479
Research and development	5,443	4,889
Depreciation	2,710	2,239
Amortization	4,088	3,828
Total costs and expenses	63,331	52,486
Operating income	$29,767	$24,794
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At March 31,	At December 31,
	2023	2022
Total assets
Games	$888,114	$911,907
FinTech	855,456	1,006,336
Total assets	$1,743,570	$1,918,243
Major Customers. No single customer accounted for more than 10% of our revenues for the three months ended March 31, 2023 and 2022. Our five largest customers accounted for approximately 13% and 15% of our revenues for the three months ended March 31, 2023 and 2022, respectively.
18. SUBSEQUENT EVENTS
Acquisition
On April 7, 2023, the Company entered into a purchase agreement to acquire certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. The transaction closed on May 1, 2023 (the “Video King Closing Date”).
The acquisition provides Everi with complementary assets and an established customer base to enable additional growth in its Games segment. Currently licensed in approximately 60 jurisdictions, Video King expands the addressable market for Everi’s player-popular digital gaming content.
Under the terms of the purchase agreement, the closing cash consideration was approximately $59 million, inclusive of estimated customary net working capital adjustments.
This transaction will be accounted for as a business combination. As a result of the timing of the acquisition, the initial accounting treatment is still being determined; and accordingly, certain disclosures were not available at the time the financial statements were issued. The acquisition is not expected to have a material impact on our results of operations or financial condition.

Share Repurchase Program
On May 3, 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180 million, pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of March 31, 2023, Everi had approximately 88.8 million shares issued and outstanding, net of 31.4 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations,” (iii) our unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” and (iv) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
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

Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of pandemics, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product innovations that address customer needs in a new and evolving operating environment; to enhance shareholder value in the long-term; trends in gaming operator and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).

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

Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crisis of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions, climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during a closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming operator and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises; national and international economic and industry conditions; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; changes in tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report and the information included in our other press releases, reports, and other filings with the SEC. Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

Overview
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a leading innovator and provider of trusted financial technology solutions that power casino floors, provide operational efficiencies, and help fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment, and hospitality industries.
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

Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks, allowing us to maintain appropriate levels of security. These solutions include: access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; self-service loyalty tools and promotion management software; compliance, audit, and data software; casino credit data and reporting services; marketing and promotional offering subscription-based services; and other ancillary offerings.

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
Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments, see “Note 1 — Business”, “Note 3 — Revenues” and “Note 17 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended March 31, 2023 compared to three months ended March 31, 2022
The following table presents our Results of Operations as reported for the three months ended March 31, 2023 compared to the three months ended March 31, 2022 (amounts in thousands)*:

	Three Months Ended
	March 31, 2023		March 31, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$75,309	38%	$70,338	40%	$4,971	7%
Gaming equipment and systems	32,065	16%	27,998	16%	4,067	15%
Games total revenues	107,374	54%	98,336	56%	9,038	9%
FinTech revenues
Financial access services	56,214	28%	49,879	29%	6,335	13%
Software and other	24,215	12%	17,867	10%	6,348	36%
Hardware	12,669	6%	9,534	5%	3,135	33%
FinTech total revenues	93,098	46%	77,280	44%	15,818	20%
Total revenues	200,472	100%	175,616	100%	24,856	14%
Costs and expenses
Games cost of revenues(1)
Gaming operations	6,806	3%	5,995	3%	811	14%
Gaming equipment and systems	20,249	10%	16,782	10%	3,467	21%
Games total cost of revenues	27,055	13%	22,777	13%	4,278	19%
FinTech cost of revenues(1)
Financial access services	2,899	1%	2,175	1%	724	33%
Software and other	1,423	1%	935	1%	488	52%
Hardware	8,448	4%	5,941	3%	2,507	42%
FinTech total cost of revenues	12,770	6%	9,051	5%	3,719	41%
Operating expenses	59,192	30%	49,825	28%	9,367	19%
Research and development	16,096	8%	12,519	7%	3,577	29%
Depreciation	18,949	9%	15,220	9%	3,729	25%
Amortization	14,364	7%	13,633	8%	731	5%
Total costs and expenses	148,426	74%	123,025	70%	25,401	21%
Operating income	52,046	26%	52,591	30%	(545)	(1)%
Other expenses
Interest expense, net of interest income	17,970	9%	11,348	7%	6,622	58%
Total other expenses	17,970	9%	11,348	7%	6,622	58%
Income before income tax	34,076	17%	41,243	23%	(7,167)	(17)%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	March 31, 2023		March 31, 2022		2023 vs 2022
	$	%	$	%	$	%
Income tax provision	6,010	3%	9,721	5%	(3,711)	(38)%
Net income	$28,066	14%	$31,522	18%	$(3,456)	(11)%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $24.9 million, or 14%, to approximately $200.5 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $9.0 million, or 9%, to approximately $107.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to: (i) the recurring participation revenue from our installed base of leased machines, our recently acquired Historical Horse Racing (“HHR”) business and our online digital and interactive solutions, all of which were reflected in our gaming operations revenues; and (ii) additional gaming machines sold, including from the acquired HHR business, reflected in our gaming equipment revenues.

FinTech revenues increased by approximately $15.8 million, or 20%, to approximately $93.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to: (i) an increase in both transaction and dollar volumes attributable to more normalized operations in the gaming industry and new and renewed business reflected in our financial access services revenues; (ii) results from acquired businesses, reflected mostly in our hardware revenues and software and financial access services revenues; and (iii) an increase in unit sales of our kiosks reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $25.4 million, or 21%, to approximately $148.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $4.3 million, or 19%, to approximately $27.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to the additional variable costs associated with the higher unit sales from our gaming equipment and systems activities, increased freight and delivery costs and increased supply chain related costs. There were also additional costs associated with our installed base from our gaming operations activities.
FinTech cost of revenues increased by approximately $3.7 million, or 41%, to approximately $12.8 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to additional variable costs associated with the higher unit sales from our hardware revenue, increased supply chain related costs, increased freight and delivery costs and an additional $0.7 million in check warranty expenses. Check warranty losses have been increasing as declining or eliminated governmental stimulus efforts have been greatly reduced or ceased and nationwide patrons’ cash balances have been declining. These check warranty losses are reported within our financial access services activities.
Operating expenses increased by approximately $9.4 million, or 19%, to approximately $59.2 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions completed during the prior period in our Games and FinTech segments. In addition, the increase was attributable to rising expenses for software licensing and consulting fees. We also incurred higher advertising related costs due to the timing of trade shows and related expenses and higher employee travel and related costs resulting from more normalized operations of our customers in our Games and FinTech segments. The increase in operating expenses was partially offset by additional legal costs incurred in the prior period due to litigation activities from existing proceedings and fees in connection with the acquisition activities that occurred during the prior period.

Research and development expense increased by approximately $3.6 million, or 29%, to approximately $16.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to the growth in our operations, expenses from our recently completed acquisitions and the continued investment in new products in our Games and FinTech segments.

Depreciation expense increased by approximately $3.7 million, or 25%, to approximately $18.9 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily associated with an increase in capital spending in our Games and FinTech segments.
Amortization expense increased by approximately $0.7 million, or 5%, to approximately $14.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily associated with an increase in intangible assets acquired from our Games and FinTech segments, partially offset by certain Games assets that were fully amortized in the prior year.
Primarily as a result of the factors described above, our operating income was relatively consistent for the three months ended March 31, 2023, as compared to the same period in the prior year. The operating income margin was 26% for the three months ended March 31, 2023 compared to an operating income margin of 30% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $6.6 million, or 58%, to approximately $18.0 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. Partially offsetting interest expense was approximately $2.9 million in interest earned on our cash balances due to rising interest rates throughout the period.
Income tax provision decreased by approximately $3.7 million, or 38%, to approximately $6.0 million for the three months ended March 31, 2023, as compared to the same period in the prior year. The income tax provision for the three months ended March 31, 2023 reflected an effective income tax rate of 17.6%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes. The income tax provision of $9.7 million for the three months ended March 31, 2022 reflected an effective income tax rate of 23.6%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and an accrual for foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities.

Primarily as a result of the factors described above, we had net income of approximately $28.1 million for the three months ended March 31, 2023, as compared to net income of approximately $31.5 million for the same period in the prior year.
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
There were no material changes to our critical accounting estimates as compared to those disclosed in our most recently filed Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Recent Accounting Guidance
As of March 31, 2023, no recent accounting guidance is expected to have a significant impact on our consolidated financial statements.

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31
	2023	2022
Balance sheet data
Total assets	$1,743,570	$1,918,243
Total borrowings	$972,612	$977,995
Total stockholders’ equity	$255,247	$217,641
Cash available
Cash and cash equivalents	$293,207	$293,394
Settlement receivables	87,771	263,745
Settlement liabilities	(274,218)	(467,903)
Net cash position(1)	106,760	89,236
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$231,760	$214,236
(1)  Non-GAAP financial measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q Net Cash Position and Net Cash Available, which are not measures of financial position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. We define our (i) Net Cash Position as cash and cash equivalents plus settlement receivables less settlement liabilities; and (ii) Net Cash Available as Net Cash Position plus undrawn amounts available under our Revolving Credit Facility. Our Net Cash Position and Net Cash Available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
As of March 31, 2023, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $28.3 million as of March 31, 2023. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will also be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. Based upon available information, we believe our lenders should be able to honor their commitments under the Credit Agreement (defined in “Note 11 — Long-term Debt”).

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		$ Change
	2023	2022	2023 vs 2022
Cash flow activities
Net cash provided by operating activities	$31,708	$5,274	$26,434
Net cash used in investing activities	(29,754)	(36,900)	7,146
Net cash used in financing activities	(1,147)	(1,201)	54
Effect of exchange rates on cash and cash equivalents	(167)	136	(303)
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	640	(32,691)	33,331
Balance, beginning of the period	295,063	303,726	(8,663)
Balance, end of the period	$295,703	$271,035	$24,668
Cash flows provided by operating activities increased by approximately $26.4 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily attributable to changes in operating assets and liabilities mostly associated with settlement activities from our FinTech segment.
Cash flows used in investing activities decreased by approximately $7.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily attributable to the acquisition activities from the same period in the prior year, partially offset by an increase in capital expenditures from our Games and FinTech segments.
Cash flows used in financing activities decreased by approximately $0.1 million for the three months ended March 31, 2023, as compared to the same period in the prior year. This was primarily attributable to the additional debt repayments made in the current period, mostly offset by the higher proceeds received from the exercise of stock options in the current period.
Long-Term Debt
Our Revolver remained fully undrawn and we had an outstanding balance on the Term Loan of $586.5 million of March 31, 2023.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk, “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a decrease to certain purchase obligations of approximately $16.5 million from those disclosed in our Annual Report and obligations discussed in “Note 4 — Leases,” “Note 5 — Business Combinations,” and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements of this quarterly report. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
We are involved in various legal proceedings in the ordinary course of our business. While we believe resolution of the claims brought against us, both individually and in aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements of this quarterly report may change in the future. We intend to defend against these actions, and ultimately believe that we should prevail.

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Consolidated Statements of Operations and Comprehensive Income, were approximately $4.3 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively. The usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $339.2 million and $444.6 million as of March 31, 2023 and December 31, 2022, respectively.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo Bank, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $300 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on June 30, 2024 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew.
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2023 and 2022.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $339.2 million as of March 31, 2023; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.4 million impact on income before tax over a 12-month period.
The senior secured term loan and senior secured revolving credit facility (“Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the Credit Facilities using a base rate or LIBOR. We have historically elected to pay interest based on LIBOR, and we expect to continue to do so for various maturities.
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.03% for the three months ended March 31, 2023. Based upon the outstanding balance of the Term Loan of $586.5 million as of March 31, 2023, each 100 basis points increase in the applicable LIBOR would have a combined impact of approximately $5.9 million on interest expense over a 12-month period.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2023 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2023
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our most recently filed Annual Report, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities
The following table includes the monthly repurchases or withholdings of our common stock during the first quarter ended March 31, 2023:

	Total Number of Shares Purchased or Withheld (in thousands)		Average Price Purchased or Withheld per Share (1)	Total Number of Shares Purchased as Part of Publicly Disclosed Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Share Repurchases
1/1/23 - 1/31/23	—		$—	—	$65,652.5
2/1/23 - 2/28/23	—		$—	—	65,652.5
3/1/23 - 3/31/23	—		$—	—	65,652.5
Sub-total	—		$—	—	$65,652.5

Tax Withholdings
1/1/23 - 1/31/23	2.0	(3)	$16.63	—	$—
2/1/23 - 2/28/23	5.4	(3)	$18.33	—	—
3/1/23 - 3/31/23	11.7	(3)	$17.11	—	—
Sub-total	19.1		$17.41	—	$—

Total	19.1		$17.41	—	$65,652.5
(1)  Represents the average price per share of common stock purchased or withheld.
(2)  As discussed in "Note 13 — Stockholders' Equity” and "Note 18 — Subsequent Events” in Part I, Item 1: Financial Statements of this quarterly report, the share repurchase program approved in May 2022 for up to $150 million was terminated and replaced with a new share repurchase program approved on May 3, 2023 for an amount not to exceed $180 million over the next eighteen (18) months through November 3, 2024. There were no share repurchases during the three months ended March 31, 2023.
(3) Represents the shares of common stock that were withheld from restricted stock awards to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the tax withholding obligations incident to the vesting of restricted stock awards. There were no share repurchases during the three months ended March 31, 2023.

Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
On May 3, 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180 million, pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of March 31, 2023, Everi had approximately 88.8 million shares issued and outstanding, net of 31.4 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.

Item 6. Exhibits

Exhibit Number	Description

†10.1
Executive Chairman Agreement with Michael D. Rumbolz (effective April 1, 2023) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 3, 2023).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 10, 2023		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)