Form 10-Q
period 2023-06-30
Everi Holdings Inc.
filed 2023-08-09
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 4, 2023, there were 87,992,981 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Games revenues
Gaming operations	$77,781	$74,079	$153,090	$144,417
Gaming equipment and systems	35,351	38,268	67,416	66,266
Games total revenues	113,132	112,347	220,506	210,683
FinTech revenues
Financial access services	55,660	50,876	111,874	100,755
Software and other	23,995	18,997	48,210	36,864
Hardware	15,930	15,002	28,599	24,536
FinTech total revenues	95,585	84,875	188,683	162,155
Total revenues	208,717	197,222	409,189	372,838
Costs and expenses
Games cost of revenues(1)
Gaming operations	8,388	6,122	15,194	12,117
Gaming equipment and systems	20,141	23,394	40,390	40,176
Games total cost of revenues	28,529	29,516	55,584	52,293
FinTech cost of revenues(1)
Financial access services	2,697	2,470	5,596	4,645
Software and other	1,923	886	3,346	1,821
Hardware	10,574	10,362	19,022	16,303
FinTech total cost of revenues	15,194	13,718	27,964	22,769
Operating expenses	61,390	55,051	120,582	104,876
Research and development	16,637	14,064	32,733	26,583
Depreciation	19,522	15,678	38,471	30,898
Amortization	14,173	14,646	28,537	28,279
Total costs and expenses	155,445	142,673	303,871	265,698
Operating income	53,272	54,549	105,318	107,140
Other expenses
Interest expense, net of interest income	20,136	12,294	38,106	23,642
Total other expenses	20,136	12,294	38,106	23,642
Income before income tax	33,136	42,255	67,212	83,498
Income tax provision	5,740	9,734	11,750	19,455
Net income	27,396	32,521	55,462	64,043
Foreign currency translation gain (loss)	118	(2,606)	(68)	(2,026)
Comprehensive income	$27,514	$29,915	$55,394	$62,017

(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Earnings per share
Basic	$0.31	$0.35	$0.62	$0.70
Diluted	$0.29	$0.33	$0.59	$0.65
Weighted average common shares outstanding
Basic	88,213	91,710	88,866	91,560
Diluted	93,472	98,706	94,708	99,249

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At June 30,	At December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$210,618	$293,394
Settlement receivables	83,087	263,745
Trade and other receivables, net of allowances for credit losses of $5,057 and $4,855 at June 30, 2023 and December 31, 2022, respectively	117,392	118,895
Inventory	74,403	58,350
Prepaid expenses and other current assets	43,342	38,822
Total current assets	528,842	773,206
Non-current assets
Property and equipment, net	133,475	133,645
Goodwill	740,344	715,870
Other intangible assets, net	255,408	238,275
Other receivables	28,280	27,757
Deferred tax assets, net	532	1,584
Other assets	25,216	27,906
Total non-current assets	1,183,255	1,145,037
Total assets	$1,712,097	$1,918,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$265,274	$467,903
Accounts payable and accrued expenses	200,279	217,424
Current portion of long-term debt	3,000	6,000
Total current liabilities	468,553	691,327
Non-current liabilities
Deferred tax liabilities, net	13,015	5,994
Long-term debt, less current portion	970,230	971,995
Other accrued expenses and liabilities	18,116	31,286
Total non-current liabilities	1,001,361	1,009,275
Total liabilities	1,469,914	1,700,602
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 122,295 and 87,695 shares issued and outstanding at June 30, 2023, respectively, and 119,390 and 88,036 shares issued and outstanding at December 31, 2022, respectively	122	119
Additional paid-in capital	544,704	527,465
Retained earnings (accumulated deficit)	34,196	(21,266)
Accumulated other comprehensive loss	(4,265)	(4,197)
Treasury stock, at cost, 34,600 and 31,353 shares at June 30, 2023 and December 31, 2022, respectively	(332,574)	(284,480)
Total stockholders’ equity	242,183	217,641
Total liabilities and stockholders’ equity	$1,712,097	$1,918,243

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities
Net income	$55,462	$64,043
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	38,471	30,898
Amortization	28,537	28,279
Non-cash lease expense	2,725	2,257
Amortization of financing costs and discounts	1,427	1,427
Loss on sale or disposal of assets	350	289
Accretion of contract rights	4,670	4,897
Provision for credit losses	5,591	4,275
Deferred income taxes	6,065	18,548
Reserve for inventory obsolescence	867	468
Stock-based compensation	9,653	10,311
Changes in operating assets and liabilities:
Settlement receivables	180,816	30,041
Trade and other receivables	(898)	(8,888)
Inventory	(13,962)	(15,157)
Prepaid expenses and other assets	(656)	(23,892)
Settlement liabilities	(202,811)	(87,607)
Accounts payable and accrued expenses	(20,107)	14,046
Net cash provided by operating activities	96,200	74,235
Cash flows from investing activities
Capital expenditures	(60,035)	(60,044)
Acquisitions, net of cash acquired	(59,151)	(33,250)
Proceeds from sale of property and equipment	101	67
Placement fee agreements	—	(547)
Net cash used in investing activities	(119,085)	(93,774)
Cash flows from financing activities
Repayments of term loan	(6,000)	(3,000)
Proceeds from exercise of stock options	7,115	719
Treasury stock - restricted stock vesting, net of shares withheld	(8,071)	(11,582)
Treasury stock - repurchase of shares	(40,000)	(30,298)
Payment of contingent consideration, acquisition	(10,412)	—
Net cash used in financing activities	(57,368)	(44,161)
Effect of exchange rates on cash and cash equivalents	382	(450)
Cash, cash equivalents and restricted cash
Net decrease for the period	(79,871)	(64,150)
Balance, beginning of the period	295,063	303,726
Balance, end of the period	$215,192	$239,576

Supplemental cash disclosures
Cash paid for interest	$42,474	$22,259
Cash paid for income tax, net	4,231	87
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$1,880	$3,587
Transfer of leased gaming equipment to inventory	3,636	4,078

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional	(Accumulated Deficit)/	Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2023	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641
Net income	—	—	—	28,066	—	—	28,066
Foreign currency translation	—	—	—	—	(186)	—	(186)
Stock-based compensation expense	—	—	4,825	—	—	—	4,825
Exercise of options	702	1	5,233	—	—	—	5,234
Restricted stock vesting, net of shares withheld	53	—	—	—	—	(333)	(333)
Balance, March 31, 2023	120,145	$120	$537,523	$6,800	$(4,383)	$(284,813)	$255,247
Net income	—	—	—	27,396	—	—	27,396
Foreign currency translation	—	—	—	—	118	—	118
Stock-based compensation expense	—	—	4,828	—	—	—	4,828
Exercise of options	494	—	2,353	—	—	—	2,353
Restricted stock vesting, net of shares withheld	1,656	2	—	—	—	(7,738)	(7,736)
Repurchase of shares	—	—	—	—	—	(40,023)	(40,023)
Balance, June 30, 2023	122,295	$122	$544,704	$34,196	$(4,265)	$(332,574)	$242,183

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	31,522	—	—	31,522
Foreign currency translation	—	—	—	—	580	—	580
Stock-based compensation expense	—	—	4,811	—	—	—	4,811
Exercise of options	164	—	699	—	—	—	699
Restricted stock vesting, net of shares withheld	61	—	—	—	—	(400)	(400)
Balance, March 31, 2022	117,221	$117	$511,267	$(110,233)	$(875)	$(188,564)	$211,712
Net income	—	—	—	32,521	—	—	32,521
Foreign currency translation	—	—	—	—	(2,606)	—	(2,606)
Stock-based compensation expense	—	—	5,500	—	—	—	5,500
Exercise of options	5	—	20	—	—	—	20
Restricted stock vesting, net of shares withheld	1,883	2	(2)	—	—	(11,182)	(11,182)
Repurchase of shares	—	—	—	—	—	(33,336)	(33,336)
Balance, June 30, 2022	119,109	$119	$516,785	$(77,712)	$(3,481)	$(233,082)	$202,629

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
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a provider of financial technology solutions that power casino floors, provide operational efficiencies, and help fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment and hospitality industries. In addition, the Company provides bingo solutions through its consoles, electronic gaming tablets and related systems.
Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games and (ii) Financial Technology Solutions (“FinTech”).
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (iii) business-to-business (“B2B”) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems.
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
2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; and (iii) wide-area progressive (“WAP”)-related restricted funds. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the six months ended June 30, 2023 (in thousands).

	Classification on our Balance Sheets	At June 30, 2023	At December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$210,618	$293,394
Restricted cash - current	Prepaid expenses and other current assets	4,473	1,568
Restricted cash - non-current	Other assets	101	101
Total		$215,192	$295,063
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of June 30, 2023 and December 31, 2022, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2023
$600 million Term Loan	2	$586,562	$586,500
$400 million Unsecured Notes	2	$353,000	$400,000
December 31, 2022
$600 million Term Loan	2	$588,560	$592,500
$400 million Unsecured Notes	2	$346,000	$400,000
The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Balances
Certain amounts in the accompanying Financial Statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
Recent Accounting Guidance
As of June 30, 2023, no recent accounting guidance is expected to have a significant impact on our Financial Statements.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2023	2022
Contract assets(1)
Balance, beginning of period	$22,417	$15,221
Balance, end of period	21,046	16,325
(Decrease) increase	$(1,371)	$1,104

Contract liabilities(2)
Balance, beginning of period	$53,419	$36,615
Balance, end of period	56,106	48,730
Increase	$2,687	$12,115
(1) Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
(2) Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $31.4 million and $21.1 million in revenue that was included in the beginning contract liabilities balance during the six months ended June 30, 2023 and 2022, respectively.

Games Revenues
Our products and services include electronic gaming devices, such as Native American Class II offerings and other electronic bingo products, Class III slot machine offerings, HHR offerings, integrated electronic bingo gaming tablets, VLTs installed in the State of New York and similar technology in certain tribal jurisdictions, B2B digital online gaming activities, accounting and central determinant systems, and other back-office systems. We conduct our Games segment business based on results generated from the following major revenue streams: (i) Gaming Operations; and (ii) Gaming Equipment and Systems.
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $51.3 million and $100.8 million for the three and six months ended June 30, 2023, respectively, and $49.5 million and $96.6 million for the three and six months ended June 30, 2022, respectively.
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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any material financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and six months ended June 30, 2023 and 2022.
4. LEASES
Lessee
Balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2023	At December 31, 2022
Assets
Operating lease right-of-use (“ROU”) assets	Other assets, non-current	$15,271	$17,169
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$6,705	$6,507
Non-current operating lease liabilities	Other accrued expenses and liabilities	$11,967	$14,738

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cash paid for:
Long-term operating leases	$1,862	$1,642	$3,574	$3,310
Short-term operating leases	$473	$398	$845	$807
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$766	$504	$852	$6,451
Other information related to lease terms and discount rates is as follows:

	At June 30, 2023	At December 31, 2022
Weighted Average Remaining Lease Term (in years):
Operating leases	2.94	3.37
Weighted Average Discount Rate:
Operating leases	4.79%	4.72%
Components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating Lease Cost:
Operating lease cost	$1,559	$1,467	$3,036	$2,829
Variable lease cost	$306	$364	$625	$643

Maturities of lease liabilities are summarized as follows as of June 30, 2023 (in thousands):

Year Ending December 31,	Amount
2023 (excluding the six months ended June 30, 2023)	$3,805
2024	7,066
2025	5,987
2026	2,200
2027	608
Thereafter	359
Total future minimum lease payments	20,025
Less: Amount representing interest	1,353
Present value of future minimum lease payments	18,672
Less: Current operating lease obligations	6,705
Long-term lease obligations	$11,967
The Company entered into a real estate lease that has not yet commenced as of June 30, 2023 with a term of ten years and future minimum lease payments of approximately $27.3 million.

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

eCash Holdings Pty Limited
On March 1, 2022 (the “eCash Closing Date”), the Company acquired the stock of eCash Holdings Pty Limited (“eCash”). Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the eCash Closing Date and we paid the seller additional consideration of AUD$5.0 million (approximately USD$3.4 million) approximately one year following the eCash Closing Date, with a final expected payment of AUD$6.5 million to be paid approximately two years following the eCash Closing Date. In addition, we paid approximately AUD$8.7 million (approximately USD$6.0 million) for the excess net working capital during the second quarter of 2022. We finalized our measurement period adjustments and recorded approximately $2.3 million primarily related to deferred taxes during the quarter ending March 31, 2023. The acquisition did not have a significant impact on our results of operations or financial condition.
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Intuicode Closing Date of the transaction, a net working capital payment of $1.6 million during the second quarter of 2022 and $6.4 million based on the achievement of a certain revenue target one year following the Intuicode Closing Date. In addition, we expect to make a final payment of $4.6 million based on the achievement of a certain revenue target two years following the Intuicode Closing Date. We finalized our measurement period adjustments and recorded approximately $1.3 million primarily related to the final payment and deferred taxes during the quarter ended June 30, 2023. The acquisition did not have a significant impact on our results of operations or financial condition.
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

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration during the period ended June 30, 2023 was not material.

The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined included, but are not limited to: the valuation and estimated useful lives of intangible assets, deferred and unearned revenues, and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Venuetize Closing Date and the final fair value analysis, which we expect to complete no later than the fourth quarter of 2023.

VKGS LLC

On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment on the Video King Closing Date. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. The acquisition did not have a significant impact on our results of operations or financial condition.

The total preliminary purchase consideration for Video King was as follows (in thousands, at fair value):

Amount
Purchase consideration
Cash consideration paid at closing(1)	$61,013
Cash consideration to be paid post-closing	254
Total purchase consideration	$61,267

(1) Current assets acquired included approximately $1.9 million in cash.

The transaction was accounted for using the acquisition method of accounting, which requires, among other things, the assets acquired and liabilities assumed be recognized at their respective fair values as of the acquisition date. The excess of the purchase price over those fair values was recorded as goodwill, which will be amortized for tax purposes. The goodwill recognized is primarily attributable to the income potential from the expansion of our footprint in the gaming space by accelerating our entry into and growth in the electronic bingo market and business line, and assembled workforce, among other strategic benefits.
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The significant items for which a final fair value has not been determined include, but are not limited to; the valuation and estimated useful lives of intangible assets, inventory and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Video King Closing Date and the final fair value analysis, which we expect to complete no later than the second quarter of 2024.
The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount
Current assets	$7,715
Property and equipment	4,485
Other intangible assets	25,770
Goodwill	24,055
Other assets	763
Total Assets	62,788
Accounts payable and accrued expenses	1,193
Other accrued expenses and liabilities	328
Total liabilities	1,521
Net assets acquired	$61,267
Current assets acquired included approximately $1.9 million in cash. Trade receivables acquired of approximately $2.0 million were short-term in nature and considered to be collectible, and therefore, the carrying amounts of these assets represented their fair values. Inventory acquired of approximately $3.4 million consisted of raw materials and finished goods and was recorded at fair value based on the estimated net realizable value of these assets. Property, equipment and leased assets acquired were not material, and the carrying amounts of these assets approximated their fair values.

The following table summarizes preliminary values of acquired intangible assets (dollars in thousands):

	Useful Life (Years)	Estimated Fair Value
Other Intangible Assets
Trade name	10	$950
Developed technology	7	7,300
Customer relationships	14	17,520
Total other intangible assets		$25,770
The fair value of intangible assets was determined by applying the income approach. Other intangible assets acquired of approximately $25.8 million were comprised of customer relationships, developed technology and trade name. The fair value of customer relationships of approximately $17.5 million was determined by applying the income approach utilizing the excess earnings methodology based on Level 3 inputs in the hierarchy with a discount rate of 14% and estimated attrition rates. The fair value of developed technology of approximately $7.3 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 10% and a discount rate of 14%. The fair value of trade name of approximately $1.0 million was determined by applying the income approach utilizing the relief from royalty methodology based on Level 3 inputs with a royalty rate of 1% and a discount rate of 15%.
The financial results included in our Statements of Operations since the acquisition date and through June 30, 2023 reflected revenues of approximately $4.1 million and net income of approximately $0.6 million. We incurred acquisition-related costs of approximately $0.4 million for the six months ended June 30, 2023.
Pro-forma financial information (unaudited)

The unaudited pro forma financial data includes the historical operating results of the Company and the four acquired businesses prior to the acquisitions as if the transactions occurred on January 1, 2022. The unaudited pro forma results include increases to depreciation and amortization expense based on the purchased intangible assets and costs directly attributable to the acquisitions. The unaudited pro forma results do not purport to be indicative of results of operations as of the date hereof, for any period ended on the date hereof, or for any other future date or period; nor do they give effect to synergies, cost savings, fair market value adjustments and other changes expected as a result of the acquisitions.
The unaudited pro forma financial data on a consolidated basis as if the eCash, Intuicode, Venuetize and Video King acquisitions occurred on January 1, 2022 would reflect the following (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Unaudited pro forma consolidated financial data
Revenues	$211,023	$206,078	$418,416	$398,766
Net income	$26,794	$28,381	$54,715	$57,722

6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $5.9 million and $10.2 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $2.7 million for the three and six months ended June 30, 2022, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $370.8 million and $444.6 million as of June 30, 2023 and December 31, 2022, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and six months ended June 30, 2023 and 2022.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2023	2022
Trade and other receivables, net
Games trade and loans receivable	$73,858	$78,200
FinTech trade and loans receivable	47,590	39,925
Contract assets(1)	21,046	22,417
Other receivables	3,178	6,110

Total trade and other receivables, net	145,672	146,652

Non-current portion of receivables

Games trade and loans receivable	562	1,382
FinTech trade and loans receivable	19,249	16,519
Contract assets(1)	8,469	9,856

Total non-current portion of receivables	28,280	27,757

Total trade and other receivables, current portion	$117,392	$118,895
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the six months ended June 30, 2023 and 2022 is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Beginning allowance for credit losses	$(4,855)	$(5,161)
Provision	(5,591)	(4,275)
Charge-offs, net of recoveries	5,389	4,152
Ending allowance for credit losses	$(5,057)	$(5,284)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2023	2022
Inventory
Component parts	$59,624	$48,688
Work-in-progress	3,374	323
Finished goods	11,405	9,339
Total inventory	$74,403	$58,350

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At June 30, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$294,680	$206,254	$88,426	$279,524	$188,369	$91,155
Rental pool - undeployed	2-5	35,195	28,336	6,859	30,378	23,930	6,448
FinTech equipment	1-5	36,834	25,812	11,022	36,442	24,167	12,275
Leasehold and building improvements	Lease Term	17,073	11,351	5,722	13,666	10,689	2,977
Machinery, office, and other equipment	1-5	59,581	38,135	21,446	55,246	34,456	20,790
Total		$443,363	$309,888	$133,475	$415,256	$281,611	$133,645
Depreciation expense related to property and equipment totaled approximately $19.5 million and $38.5 million for the three and six months ended June 30, 2023, respectively and $15.7 million and $30.9 million for the three and six months ended June 30, 2022, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $740.3 million and $715.9 million at June 30, 2023 and December 31, 2022, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.

Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At June 30, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$16,922	$40,899	$57,821	$12,252	$45,569
Customer relationships	3-14	349,345	244,195	105,150	331,999	233,150	98,849
Developed technology and software	1-7	429,827	324,021	105,806	401,087	309,285	91,802
Patents, trademarks, and other	2-18	24,767	21,214	3,553	22,334	20,279	2,055
Total		$861,760	$606,352	$255,408	$813,241	$574,966	$238,275
Amortization expense related to other intangible assets was approximately $14.2 million and $28.5 million for the three and six months ended June 30, 2023, respectively and $14.6 million and $28.3 million for the three and six months ended June 30, 2022, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At June 30,	At December 31,
	Date	Rate	2023	2022
Long-term debt
$600 million Term Loan	2028	SOFR+2.50%	$586,500	$592,500
$125 million Revolver	2026	SOFR+2.50%	—	—
Senior Secured Credit Facilities			586,500	592,500
$400 million Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			986,500	992,500
Debt issuance costs and discount			(13,270)	(14,505)
Total debt after debt issuance costs and discount			973,230	977,995
Current portion of long-term debt			(3,000)	(6,000)
Total long-term debt, net of current portion			$970,230	$971,995
Credit Facilities
Our senior secured credit facilities consist of: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “Revolver” and together with the Term Loan, the “Credit Facilities”). The Company, as borrower, entered into the credit agreement dated as of August 3, 2021 (the “Closing Date”), among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (the “Original Credit Agreement”).
On June 23, 2023, the Company entered into the first amendment (the “Amendment”) to the Original Credit Agreement (as amended, the “Amended Credit Agreement”), among Everi, as borrower, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and letter of credit issuer.
Under the Amended Credit Agreement, the Secured Overnight Financing Rate (“SOFR”) replaced the Eurodollar Rate for all purposes under the Original Credit Agreement and under any other Loan Document (as defined therein) on July 1, 2023, when the ICE Benchmark Administration ceased to provide all available tenors of the Eurodollar Rate. In connection with such implementation of SOFR, the Company and Jefferies Finance LLC agreed to make conforming changes to the relevant provisions of the Original Credit Agreement, as reflected in the Amended Credit Agreement.

We elected the optional expedient to account for the modification to our Credit Facilities in accordance with ASC 470 as if the modification was not substantial.
Legal fees were expensed as incurred in connection with the Amendment are reflected in operating expenses within the Statements of Operations for the three and six months ended June 30, 2023.
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR with a 0.50% floor plus a margin of 2.50% or the base rate plus a margin of 1.50%. Our Revolver remained fully undrawn as of June 30, 2023.
The weighted average interest rate on the Term Loan was 7.51% and 7.27% for the three and six months ended June 30, 2023, respectively.
Senior Unsecured Notes
Our senior unsecured notes (the “2029 Unsecured Notes”) had an outstanding balance of $400.0 million as of June 30, 2023 that accrues interest at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2029 Unsecured Notes as of June 30, 2023.
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
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non- disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The parties participated in mediation on March 21, 2023. No settlement was reached at mediation. The case is set for trial in August 2023. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Sightline Payments matter:
Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games (collectively referred to herein as the “Everi Parties”) in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that the Everi Parties’ CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. The Everi Parties filed a Motion to Dismiss or Transfer for Lack of Venue. On June 1, 2022, the court granted the Everi Parties’ Motion to Dismiss ruling that the Western District of Texas was not the proper venue for an action against Everi Fintech, Everi Holdings, and Everi Games. On June 23, 2022, the plaintiff, Sightline Payments LLC, filed an appeal of the District Court’s Order. The appeal is underway. Due to the current stage of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Sightline USPTO matters:
In a case related to the Sightline Payments matter, in February and March 2022, Everi Payments Inc. filed five Petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office seeking invalidation of certain claims of U.S. Patent Nos. 8,708,809, 8,998,708, 9,196,123, 9,466,176, and 9,785,926 owned by Sightline Partners LLC. In August and September 2022, decisions by the PTAB were issued granting the IPRs. Briefing and discovery is closed. Oral argument was held on June 14, 2023. Due to the current stage of these matters, we are currently unable to estimate the probability of the outcome or reasonably estimate the range of possible damages, if any.
Mary Parrish matter:
Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. Thereafter, Everi filed a Motion to Dismiss. On May 4, 2023 the United States District Court entered an order remanding the case back to the District Court of Nevada, Clark County and denying the Motion to Dismiss. The matter is now pending in the District Court of Nevada, Clark County. Due to the early stages of the litigation, we are currently unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases” and installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations.”
13. STOCKHOLDERS’ EQUITY
On May 3, 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180 million, pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of June 30, 2023, Everi had approximately 87.7 million shares issued and outstanding, net of 34.6 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were 2.7 million shares repurchased at an average price of $14.80 per share for an aggregate amount of $40.0 million during the three and six months ended June 30, 2023 and 2.0 million shares repurchased at an average price of $16.68 per share for an aggregate amount of $33.3 million during the three and six months ended June 30, 2022. Under the existing $180.0 million share repurchase program, the remaining availability was $140.0 million as of June 30, 2023.

14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average shares
Weighted average number of common shares outstanding - basic	88,213	91,710	88,866	91,560
Potential dilution from equity awards(1)	5,259	6,996	5,842	7,689
Weighted average number of common shares outstanding - diluted(1)	93,472	98,706	94,708	99,249
(1) There were 0.3 million and 0.2 million shares that were anti-dilutive under the treasury stock method for the three and six months ended June 30, 2023, respectively and 0.5 million and an immaterial number of shares that were anti-dilutive under the treasury stock method for the three and six months ended June 30, 2022, respectively.
15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2022	6,793	2,709
Granted	103	1,533
Exercised options or vested shares	(1,197)	(1,709)
Canceled or forfeited	(7)	(27)
Outstanding, June 30, 2023	5,692	2,506
There were approximately 2.1 million awards of our common stock available for future equity grants under our existing equity incentive plan as of June 30, 2023.
16. INCOME TAXES
The income tax provision for the three and six months ended June 30, 2023, reflected an effective income tax rate of 17.3% and 17.5%, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations. The income tax provision for the three and six months ended June 30, 2022, reflected an effective income tax rate of 23.0% and 23.3%, respectively, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations and an accrual for foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities.
We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of June 30, 2023, we recorded approximately $2.7 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months.

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

The following tables present segment information (in thousands)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Games
Revenues
Gaming operations	$77,781	$74,079	$153,090	$144,417
Gaming equipment and systems	35,351	38,268	67,416	66,266
Total revenues	113,132	112,347	220,506	210,683
Costs and expenses
Cost of revenues(1)
Gaming operations	8,388	6,122	15,194	12,117
Gaming equipment and systems	20,141	23,394	40,390	40,176
Total cost of revenues	28,529	29,516	55,584	52,293
Operating expenses	20,896	20,680	41,768	38,026
Research and development	11,172	9,467	21,825	17,097
Depreciation	17,265	13,334	33,504	26,315
Amortization	10,875	10,467	21,151	20,272
Total costs and expenses	88,737	83,464	173,832	154,003
Operating income	$24,395	$28,883	$46,674	$56,680
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
FinTech
Revenues
Financial access services	$55,660	$50,876	$111,874	$100,755
Software and other	23,995	18,997	48,210	36,864
Hardware	15,930	15,002	28,599	24,536
Total revenues	95,585	84,875	188,683	162,155
Costs and expenses
Cost of revenues(1)
Financial access services	2,697	2,470	5,596	4,645
Software and other	1,923	886	3,346	1,821
Hardware	10,574	10,362	19,022	16,303
Total cost of revenues	15,194	13,718	27,964	22,769
Operating expenses	40,494	34,371	78,814	66,850
Research and development	5,465	4,597	10,908	9,486
Depreciation	2,257	2,344	4,967	4,583
Amortization	3,298	4,179	7,386	8,007
Total costs and expenses	66,708	59,209	130,039	111,695
Operating income	$28,877	$25,666	$58,644	$50,460
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At June 30,	At December 31,
	2023	2022
Total assets
Games	$930,822	$911,907
FinTech	781,275	1,006,336
Total assets	$1,712,097	$1,918,243
Major Customers. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2023 and 2022. Our five largest customers accounted for approximately 12% of our revenues for the three and six months ended June 30, 2023, respectively, and 15% and 14% for the three and six months ended June 30, 2022, respectively.
18. SUBSEQUENT EVENTS
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

Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crisis of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions, climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during a closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming operator and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises or other security vulnerabilities; national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; changes in tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies, including artificial intelligence; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).

This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report and the information included in our other press releases, reports, and other filings with the SEC. Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

Overview
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a leading innovator and provider of trusted financial technology solutions that power casino floors, provide operational efficiencies, and help fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment, and hospitality industries. In addition, the Company provides bingo solutions through its consoles, electronic gaming tablets and related systems.

Everi reports its financial performance, and organizes and manages its operations, across the following two business segments: (i) Games and (ii) Financial Technology Solutions (“FinTech”).

Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation or fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (iii) business-to-business (“B2B”) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems.

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

Results of Operations
Three months ended June 30, 2023 compared to three months ended June 30, 2022
The following table presents our Results of Operations as reported for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 (amounts in thousands)*:

	Three Months Ended
	June 30, 2023		June 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$77,781	37%	$74,079	38%	$3,702	5%
Gaming equipment and systems	35,351	17%	38,268	19%	(2,917)	(8)%
Games total revenues	113,132	54%	112,347	57%	785	1%
FinTech revenues
Financial access services	55,660	27%	50,876	26%	4,784	9%
Software and other	23,995	11%	18,997	10%	4,998	26%
Hardware	15,930	8%	15,002	8%	928	6%
FinTech total revenues	95,585	46%	84,875	44%	10,710	13%
Total revenues	208,717	100%	197,222	100%	11,495	6%
Costs and expenses
Games cost of revenues(1)
Gaming operations	8,388	4%	6,122	3%	2,266	37%
Gaming equipment and systems	20,141	10%	23,394	12%	(3,253)	(14)%
Games total cost of revenues	28,529	14%	29,516	15%	(987)	(3)%
FinTech cost of revenues(1)
Financial access services	2,697	1%	2,470	1%	227	9%
Software and other	1,923	1%	886	—%	1,037	117%
Hardware	10,574	5%	10,362	5%	212	2%
FinTech total cost of revenues	15,194	7%	13,718	6%	1,476	11%
Operating expenses	61,390	29%	55,051	28%	6,339	12%
Research and development	16,637	8%	14,064	7%	2,573	18%
Depreciation	19,522	9%	15,678	8%	3,844	25%
Amortization	14,173	7%	14,646	7%	(473)	(3)%
Total costs and expenses	155,445	74%	142,673	71%	12,772	9%
Operating income	53,272	26%	54,549	29%	(1,277)	(2)%
Other expenses
Interest expense, net of interest income	20,136	10%	12,294	6%	7,842	64%
Total other expenses	20,136	10%	12,294	6%	7,842	64%
Income before income tax	33,136	16%	42,255	23%	(9,119)	(22)%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	June 30, 2023		June 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Income tax provision	5,740	3%	9,734	5%	(3,994)	(41)%
Net income	$27,396	13%	$32,521	16%	$(5,125)	(16)%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $11.5 million, or 6%, to approximately $208.7 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $0.8 million, or 1%, to approximately $113.1 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to the recurring revenue from our: (i) bingo related solutions as a result of our recent acquisition of VKGS LLC (“Video King”); (ii) HHR business; and (iii) online digital and interactive solutions. These results were reflected in our gaming operations revenues. This was partially offset by lower unit sales, which was somewhat mitigated by higher average selling prices reflected in our gaming equipment revenues.

FinTech revenues increased by approximately $10.7 million, or 13%, to approximately $95.6 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to: (i) an increase in both transaction and dollar volumes attributable to more normalized operations in the gaming industry and new and renewed business reflected in our financial access services revenues; (ii) higher software sales and support related services attributable to our loyalty, kiosk and compliance solutions reflected in our software and other revenues; (iii) higher loyalty unit sales and average selling prices reflected in our hardware revenues; and (iv) results from acquired businesses reflected in our software revenues.

Costs and Expenses
Total costs and expenses increased by approximately $12.8 million, or 9%, to approximately $155.4 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues decreased by approximately $1.0 million, or 3%, to approximately $28.5 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to reduced variable costs as a result of lower unit sales from our gaming equipment revenues. This was partially offset by additional costs related to our installed base and variable costs associated with the revenue generated from our recent acquisition of Video King, both of which were reflected in our gaming operations cost of revenues.
FinTech cost of revenues increased by approximately $1.5 million, or 11%, to approximately $15.2 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to increases in: (i) variable costs associated with the revenues generated from our software and other support related services attributable to our kiosk and compliance solutions; (ii) check warranty expenses reflected in our financial access services solutions; and (iii) variable costs related to the revenue generated from our loyalty unit sales reflected in our hardware revenues.
Operating expenses increased by approximately $6.3 million, or 12%, to approximately $61.4 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions in our Games and FinTech segments. In addition, the increase was attributable to rising expenses for software licensing and higher employee travel and related costs resulting from more normalized operations of our customers in our Games and FinTech segments. The increase in operating expenses was partially offset by additional legal costs incurred in the prior period due to litigation activities from existing proceedings and fees in connection with the acquisition activities in our Games and FinTech segments.
Research and development expense increased by approximately $2.6 million, or 18%, to approximately $16.6 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to the growth in our operations, expenses from our acquisitions and the continued investment in new products in our Games and FinTech segments.

Depreciation expense increased by approximately $3.8 million, or 25%, to approximately $19.5 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily associated with an increase in capital spending in our Games and FinTech segments.
Amortization expense was relatively consistent for the three months ended June 30, 2023, as compared to the same period in the prior year.
Primarily as a result of the factors described above, our operating income decreased by $1.3 million, or 2%, for the three months ended June 30, 2023, as compared to the same period in the prior year. The operating income margin was 26% for the three months ended June 30, 2023 compared to an operating income margin of 29% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $7.8 million, or 64%, to approximately $20.1 million for the three months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. This was partially offset by interest earned of approximately $3.0 million on our cash balances due to rising interest rates throughout the period.
Income tax provision decreased by approximately $4.0 million, or 41%, to approximately $5.7 million for the three months ended June 30, 2023, as compared to the same period in the prior year. The income tax provision for the three months ended June 30, 2023 reflected an effective income tax rate of 17.3%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations. The income tax provision of $9.7 million for the three months ended June 30, 2022 reflected an effective income tax rate of 23.0%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and compensation deduction limitations, partially offset by both a research credit and the benefit from equity award activities.

Primarily as a result of the factors described above, we had net income of approximately $27.4 million for the three months ended June 30, 2023, as compared to net income of approximately $32.5 million for the same period in the prior year.

Results of Operations
Six months ended June 30, 2023 compared to six months ended June 30, 2022
The following table presents our Results of Operations as reported for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 (amounts in thousands)*:

	Six Months Ended
	June 30, 2023		June 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$153,090	37%	$144,417	39%	$8,673	6%
Gaming equipment and systems	67,416	16%	66,266	18%	1,150	2%
Games total revenues	220,506	54%	210,683	57%	9,823	5%
FinTech revenues
Financial access services	111,874	27%	100,755	27%	11,119	11%
Software and other	48,210	12%	36,864	10%	11,346	31%
Hardware	28,599	7%	24,536	6%	4,063	17%
FinTech total revenues	188,683	46%	162,155	43%	26,528	16%
Total revenues	409,189	100%	372,838	100%	36,351	10%
Costs and expenses
Games cost of revenues(1)
Gaming operations	15,194	4%	12,117	3%	3,077	25%
Gaming equipment and systems	40,390	10%	40,176	11%	214	1%
Games total cost of revenues	55,584	14%	52,293	14%	3,291	6%
FinTech cost of revenues(1)
Financial access services	5,596	1%	4,645	1%	951	20%
Software and other	3,346	1%	1,821	1%	1,525	84%
Hardware	19,022	5%	16,303	4%	2,719	17%
FinTech total cost of revenues	27,964	7%	22,769	6%	5,195	23%
Operating expenses	120,582	29%	104,876	28%	15,706	15%
Research and development	32,733	8%	26,583	7%	6,150	23%
Depreciation	38,471	9%	30,898	8%	7,573	25%
Amortization	28,537	7%	28,279	8%	258	1%
Total costs and expenses	303,871	74%	265,698	71%	38,173	14%
Operating income	105,318	26%	107,140	29%	(1,822)	(2)%
Other expenses
Interest expense, net of interest income	38,106	9%	23,642	6%	14,464	61%
Total other expenses	38,106	9%	23,642	6%	14,464	61%
Income before income tax	67,212	16%	83,498	23%	(16,286)	(20)%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Six Months Ended
	June 30, 2023		June 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Income tax provision	11,750	3%	19,455	5%	(7,705)	(40)%
Net income	$55,462	14%	$64,043	17%	$(8,581)	(13)%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $36.4 million, or 10%, to approximately $409.2 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $9.8 million, or 5%, to approximately $220.5 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to the recurring revenue from our: (i) HHR business; (ii) bingo related solutions as a result of our recent acquisition of Video King; and (iii) online digital and interactive solutions. These results were reflected in our gaming operations revenues. In addition, this was attributable to an increase in units sold from our HHR solution reflected in our gaming equipment revenues. This was partially offset by lower gaming machine sales, which was somewhat mitigated by higher average selling prices reflected in our gaming equipment revenues.

FinTech revenues increased by approximately $26.5 million, or 16%, to approximately $188.7 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to: (i) an increase in both transaction and dollar volumes attributable to more normalized operations in the gaming industry and new and renewed business reflected in our financial access services revenues; (ii) higher software sales and support related services attributable to our loyalty, kiosk and compliance solutions reflected in our software and other revenues; (iii) higher loyalty unit sales and average selling prices reflected in our hardware revenues; and (iv) results from acquired businesses, mostly reflected in our software revenues.

Costs and Expenses
Total costs and expenses increased by approximately $38.2 million, or 14%, to approximately $303.9 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $3.3 million, or 6%, to approximately $55.6 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to additional costs related to our installed base and variable costs associated with the revenue generated from our recent acquisition of Video King, both of which were reflected in our gaming operations cost of revenues. In addition, there were variable costs associated with the units sold from our HHR solution reflected in our gaming equipment cost of revenues.
FinTech cost of revenues increased by approximately $5.2 million, or 23%, to approximately $28.0 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to increases in: (i) variable costs associated with the revenues generated from our software and other support related services attributable to our kiosk, compliance and loyalty solutions; (ii) check warranty expenses reflected in our financial access services cost of revenues; and (iii) variable costs related to the additional loyalty unit sales reflected in our hardware revenues.
Operating expenses increased by approximately $15.7 million, or 15%, to approximately $120.6 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions in our Games and FinTech segments. In addition, the increase was attributable to rising expenses for software licensing and consulting fees. We also incurred higher advertising related costs due to the timing of trade shows and related expenses and higher employee travel and related costs resulting from more normalized operations of our customers in our Games and FinTech segments. The increase in operating expenses was partially offset by additional legal costs incurred in the prior period due to litigation activities from existing proceedings and fees in connection with the acquisition activities in our Games and FinTech segments.
Research and development expense increased by approximately $6.2 million, or 23%, to approximately $32.7 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to the growth in our operations, expenses from our acquisitions and the continued investment in new products in our Games and FinTech segments.
Depreciation expense increased by approximately $7.6 million, or 25%, to approximately $38.5 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily associated with an increase in capital spending in our Games and FinTech segments.
Amortization expense was relatively consistent for the six months ended June 30, 2023, as compared to the same period in the prior year.
Primarily as a result of the factors described above, our operating income decreased by $1.8 million, or 2%, for the six months ended June 30, 2023, as compared to the same period in the prior year. The operating income margin was 26% for the six months ended June 30, 2023 compared to an operating income margin of 29% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $14.5 million, or 61%, to approximately $38.1 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. This was partially offset by interest earned of approximately $5.9 million on our cash balances due to rising interest rates throughout the period.
Income tax provision decreased by approximately $7.7 million, or 40%, to approximately $11.8 million for the six months ended June 30, 2023, as compared to the same period in the prior year. The income tax provision for the six months ended June 30, 2023 reflected an effective income tax rate of 17.5%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations. The income tax provision of $19.5 million for the six months ended June 30, 2022 reflected an effective income tax rate of 23.3%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations and an accrual for foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities.

Primarily as a result of the factors described above, we had net income of approximately $55.5 million for the six months ended June 30, 2023, as compared to net income of approximately $64.0 million for the same period in the prior year.
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
There were no material changes to our critical accounting estimates as compared to those disclosed in our most recently filed Annual Report.

Recent Accounting Guidance
As of June 30, 2023, no recent accounting guidance is expected to have a significant impact on our Financial Statements.

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At June 30,	At December 31
	2023	2022
Balance sheet data
Total assets	$1,712,097	$1,918,243
Total borrowings	$973,230	$977,995
Total stockholders’ equity	$242,183	$217,641
Cash available
Cash and cash equivalents	$210,618	$293,394
Settlement receivables	83,087	263,745
Settlement liabilities	(265,274)	(467,903)
Net cash position(1)	28,431	89,236
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$153,431	$214,236
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
Cash Resources
As of June 30, 2023, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $20.3 million as of June 30, 2023. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		$ Change
	2023	2022	2023 vs 2022
Cash flow activities
Net cash provided by operating activities	$96,200	$74,235	$21,965
Net cash used in investing activities	(119,085)	(93,774)	(25,311)
Net cash used in financing activities	(57,368)	(44,161)	(13,207)
Effect of exchange rates on cash and cash equivalents	382	(450)	832
Cash, cash equivalents and restricted cash
Net decrease for the period	(79,871)	(64,150)	(15,721)
Balance, beginning of the period	295,063	303,726	(8,663)
Balance, end of the period	$215,192	$239,576	$(24,384)
Cash flows provided by operating activities increased by approximately $22.0 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily attributable to changes in operating assets and liabilities mostly associated with settlement activities from our FinTech segment.
Cash flows used in investing activities increased by approximately $25.3 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily attributable to the acquisition of Video King reflected in our Games segment.
Cash flows used in financing activities increased by approximately $13.2 million for the six months ended June 30, 2023, as compared to the same period in the prior year. This was primarily attributable to payments of contingent consideration from our Games and FinTech segments and share repurchase activities, partially offset by proceeds from option exercise activities.

Long-Term Debt
Our $125 million senior secured revolving credit facility (the “Revolver”) remained fully undrawn and we had an outstanding balance on the $600 million senior secured term loan (the “Term Loan”) of $586.5 million as of June 30, 2023.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a decrease to certain purchase obligations of approximately $8.9 million from those disclosed in our Annual Report and obligations discussed in “Note 4 — Leases,” “Note 5 — Business Combinations,” and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements of this quarterly report. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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

Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Statements of Operations, were approximately $5.9 million and $10.2 million for the three and six months ended June 30, 2023, respectively, and $1.7 million and $2.7 million for the three and six months ended June 30, 2022, respectively. The usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $370.8 million and $444.6 million as of June 30, 2023 and December 31, 2022, respectively.
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
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2023 and 2022.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $370.8 million as of June 30, 2023; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.7 million impact on income before tax over a 12-month period.
The senior secured term loan and senior secured revolving credit facility (“Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the Credit Facilities using a base rate or a benchmark rate, the secured overnight financing rate (“SOFR”). We have historically elected to pay interest based on the benchmark rate, and we expect to continue to do so for various maturities.
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.51% and 7.27% for the three and six months ended June 30, 2023. Based upon the outstanding balance of the Term Loan of $586.5 million as of June 30, 2023, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.9 million on interest expense over a 12-month period.

The interest rate is fixed at 5.00% for the Unsecured Notes due 2029; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2023 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
On May 1, 2023, the Company acquired certain strategic assets of VKGS LLC (“Video King”). The Company is permitted to exclude an acquisition from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired business. On this basis, the Company excluded Video King from its quarterly assessment of the effectiveness of internal control over financial reporting for the quarter ended June 30, 2023.
The total assets and total revenues generated by Video King that were excluded from Management’s assessment represented approximately 3.7% of the Company’s total assets as June 30, 2023, and 2.0% and 1.0% of the Company’s total revenues for the three and six months ended June 30, 2023, respectively.

Refer to “Note 5 — Business Combinations” in Part I, Item 1: Financial Statements for a further discussion of the above acquisition and related financial data. We are in the process of integrating Video King into our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may change.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2023
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities
The following table includes the monthly repurchases or withholdings of our common stock during the second quarter ended June 30, 2023:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Share Repurchases
4/1/23 - 4/30/23	—		$—	—	$65,652.5
5/1/23 - 5/31/23	2,194.5		$14.75	2,194.5	147,630.1
6/1/23 - 6/30/23	508.7		$15.00	508.7	140,000.0
Sub-total	2,703.2		$14.80	2,703.2	$140,000.0

Tax Withholdings
4/1/23 - 4/30/23	12.3	(3)	$16.71	—	$—
5/1/23 - 5/31/23	510.2	(3)	$14.72	—	—
6/1/23 - 6/30/23	1.6	(3)	$14.46	—	—
Sub-total	524.1		$14.76	—	$—

Total	3,227.3		$14.79	2,703.2	$140,000.0
(1)  Represents the average price per share of common stock purchased or withheld.
(2)  As discussed in "Note 13 — Stockholders' Equity” in Part I, Item 1: Financial Statements of this quarterly report, the share repurchase program approved in May 2022 for up to $150 million was terminated and replaced with a new share repurchase program approved on May 3, 2023 and announced on May 10, 2023 for an amount not to exceed $180 million over the next eighteen (18) months through November 3, 2024. There were 2.7 million shares repurchased at an average price of $14.80 per share for an aggregate amount of $40.0 million during the three months ended June 30, 2023. Under the existing $180 million share repurchase program, the remaining availability was $140.0 million as of June 30, 2023.
(3) Represents the shares of common stock that were withheld from restricted stock awards to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards to satisfy the tax withholding obligations incident to the vesting of restricted stock awards. There were 0.5 million shares withheld during the three months ended June 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) Not applicable.
(c) David J. Lucchese, Executive Vice President, Sales and Marketing, on May 31, 2023 terminated a Rule 10b5-1 trading arrangement intended to satisfy Rule 10b5-1(c). The arrangement was originally entered into on March 15, 2023 to purchase 100,000 shares of Company common stock between June 15, 2023 and May 2, 2024, subject to certain limit orders, all of which shares were to be acquired upon the exercise of employee stock option awards that were set to expire on May 2, 2024. There were no other Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended June 30, 2023.

Item 6. Exhibits

Exhibit Number	Description

†10.1
Executive Chairman Agreement with Michael D. Rumbolz (effective April 1, 2023) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 3, 2023).

10.2
First Amendment to Credit Agreement, dated June 23, 2023, among Everi Holdings Inc., as borrower, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on June 29, 2023).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2023		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)