Form 10-Q
period 2023-09-30
Everi Holdings Inc.
filed 2023-11-08
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of November 3, 2023, there were 85,566,565 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Games revenues
Gaming operations	$78,400	$75,020	$231,490	$219,437
Gaming equipment and systems	33,138	37,500	100,554	103,766
Games total revenues	111,538	112,520	332,044	323,203
FinTech revenues
Financial access services	57,158	53,296	169,032	154,051
Software and other	24,838	22,192	73,048	59,056
Hardware	13,066	16,310	41,665	40,846
FinTech total revenues	95,062	91,798	283,745	253,953
Total revenues	206,600	204,318	615,789	577,156
Costs and expenses
Games cost of revenues(1)
Gaming operations	10,363	6,557	25,557	18,674
Gaming equipment and systems	18,239	22,545	58,629	62,721
Games total cost of revenues	28,602	29,102	84,186	81,395
FinTech cost of revenues(1)
Financial access services	2,925	2,760	8,521	7,405
Software and other	1,484	1,163	4,830	2,984
Hardware	8,904	10,771	27,926	27,074
FinTech total cost of revenues	13,313	14,694	41,277	37,463
Operating expenses	61,014	56,354	181,596	161,230
Research and development	16,120	16,803	48,853	43,386
Depreciation	19,902	17,444	58,373	48,342
Amortization	15,202	15,303	43,739	43,582
Total costs and expenses	154,153	149,700	458,024	415,398
Operating income	52,447	54,618	157,765	161,758
Other expenses
Interest expense, net of interest income	19,925	14,880	58,031	38,522
Total other expenses	19,925	14,880	58,031	38,522
Income before income tax	32,522	39,738	99,734	123,236
Income tax provision	5,879	10,329	17,629	29,784
Net income	26,643	29,409	82,105	93,452
Foreign currency translation loss	(1,602)	(2,639)	(1,670)	(4,665)
Comprehensive income	$25,041	$26,770	$80,435	$88,787

(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Earnings per share
Basic	$0.31	$0.33	$0.93	$1.03
Diluted	$0.29	$0.30	$0.88	$0.95
Weighted average common shares outstanding
Basic	87,221	90,014	87,925	91,039
Diluted	91,245	96,436	93,162	98,306

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$209,378	$293,394
Settlement receivables	239,513	263,745
Trade and other receivables, net of allowances for credit losses of $5,177 and $4,855 at September 30, 2023 and December 31, 2022, respectively	111,513	118,895
Inventory	73,439	58,350
Prepaid expenses and other current assets	46,259	38,822
Total current assets	680,102	773,206
Non-current assets
Property and equipment, net	137,670	133,645
Goodwill	740,097	715,870
Other intangible assets, net	251,050	238,275
Other receivables	30,582	27,757
Deferred tax assets, net	528	1,584
Other assets	24,343	27,906
Total non-current assets	1,184,270	1,145,037
Total assets	$1,864,372	$1,918,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$410,891	$467,903
Accounts payable and accrued expenses	200,258	217,424
Current portion of long-term debt	4,500	6,000
Total current liabilities	615,649	691,327
Non-current liabilities
Deferred tax liabilities, net	19,220	5,994
Long-term debt, less current portion	969,347	971,995
Other accrued expenses and liabilities	16,622	31,286
Total non-current liabilities	1,005,189	1,009,275
Total liabilities	1,620,838	1,700,602
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 123,147 and 86,024 shares issued and outstanding at September 30, 2023, respectively, and 119,390 and 88,036 shares issued and outstanding at December 31, 2022, respectively	123	119
Additional paid-in capital	556,287	527,465
Retained earnings (accumulated deficit)	60,839	(21,266)
Accumulated other comprehensive loss	(5,867)	(4,197)
Treasury stock, at cost, 37,122 and 31,353 shares at September 30, 2023 and December 31, 2022, respectively	(367,848)	(284,480)
Total stockholders’ equity	243,534	217,641
Total liabilities and stockholders’ equity	$1,864,372	$1,918,243

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities
Net income	$82,105	$93,452
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	58,373	48,342
Amortization	43,739	43,582
Non-cash lease expense	4,167	3,599
Amortization of financing costs and discounts	2,140	2,140
Loss on sale or disposal of assets	459	420
Accretion of contract rights	7,005	7,367
Provision for credit losses	8,861	7,286
Deferred income taxes	12,270	28,042
Reserve for inventory obsolescence	1,466	659
Stock-based compensation	14,185	15,012
Changes in operating assets and liabilities:
Settlement receivables	24,219	12,251
Trade and other receivables	(2,583)	(23,845)
Inventory	(13,444)	(23,026)
Prepaid expenses and other assets	(4,299)	(26,388)
Settlement liabilities	(56,995)	(59,432)
Accounts payable and accrued expenses	(20,655)	17,453
Net cash provided by operating activities	161,013	146,914
Cash flows from investing activities
Capital expenditures	(97,523)	(92,225)
Acquisitions, net of cash acquired	(59,405)	(33,250)
Proceeds from sale of property and equipment	145	115
Placement fee agreements	—	(547)
Net cash used in investing activities	(156,783)	(125,907)
Cash flows from financing activities
Repayments of term loan	(6,000)	(4,500)
Proceeds from exercise of stock options	13,935	1,586
Treasury stock - equity award activities, net of shares withheld	(8,126)	(11,815)
Treasury stock - repurchase of shares	(73,938)	(49,351)
Payment of contingent consideration, acquisition	(10,451)	—
Net cash used in financing activities	(84,580)	(64,080)
Effect of exchange rates on cash and cash equivalents	(583)	(1,106)
Cash, cash equivalents and restricted cash
Net decrease for the period	(80,933)	(44,179)
Balance, beginning of the period	295,063	303,726
Balance, end of the period	$214,130	$259,547

Supplemental cash disclosures
Cash paid for interest	$69,003	$42,070
Cash paid for income tax, net	5,076	846
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,401	$5,511
Transfer of leased gaming equipment to inventory	5,550	7,758

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2023	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641
Net income	—	—	—	28,066	—	—	28,066
Foreign currency translation	—	—	—	—	(186)	—	(186)
Stock-based compensation expense	—	—	4,825	—	—	—	4,825
Exercise of options	702	1	5,233	—	—	—	5,234
Restricted stock vesting, net of shares withheld	53	—	—	—	—	(333)	(333)
Balance, March 31, 2023	120,145	$120	$537,523	$6,800	$(4,383)	$(284,813)	$255,247
Net income	—	—	—	27,396	—	—	27,396
Foreign currency translation	—	—	—	—	118	—	118
Stock-based compensation expense	—	—	4,828	—	—	—	4,828
Exercise of options	494	—	2,353	—	—	—	2,353
Restricted stock vesting, net of shares withheld	1,656	2	—	—	—	(7,738)	(7,736)
Repurchase of shares	—	—	—	—	—	(40,023)	(40,023)
Balance, June 30, 2023	122,295	$122	$544,704	$34,196	$(4,265)	$(332,574)	$242,183
Net income	—	—	—	26,643	—	—	26,643
Foreign currency translation	—	—	—	—	(1,602)	—	(1,602)
Stock-based compensation expense	—	—	4,532	—	—	—	4,532
Exercise of options, net of shares withheld	841	1	7,052	—	—	(1,056)	5,997
Restricted stock vesting, net of shares withheld	11	—	(1)	—	—	(55)	(56)
Repurchase of shares	—	—	—	—	—	(34,163)	(34,163)
Balance, September 30, 2023	123,147	$123	$556,287	$60,839	$(5,867)	$(367,848)	$243,534

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY - CONTINUED
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total Stockholders’
	Number of Shares	Amount	Paid-in Capital	Accumulated Deficit	Comprehensive Loss	Treasury Stock	Equity

Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	31,522	—	—	31,522
Foreign currency translation	—	—	—	—	580	—	580
Stock-based compensation expense	—	—	4,811	—	—	—	4,811
Exercise of options	164	—	699	—	—	—	699
Restricted stock vesting, net of shares withheld	61	—	—	—	—	(400)	(400)
Balance, March 31, 2022	117,221	$117	$511,267	$(110,233)	$(875)	$(188,564)	$211,712
Net income	—	—	—	32,521	—	—	32,521
Foreign currency translation	—	—	—	—	(2,606)	—	(2,606)
Stock-based compensation expense	—	—	5,500	—	—	—	5,500
Exercise of options	5	—	20	—	—	—	20
Restricted stock vesting, net of shares withheld	1,883	2	(2)	—	—	(11,182)	(11,182)
Repurchase of shares	—	—	—	—	—	(33,336)	(33,336)
Balance, June 30, 2022	119,109	$119	$516,785	$(77,712)	$(3,481)	$(233,082)	$202,629
Net income	—	—	—	29,409	—	—	29,409
Foreign currency translation	—	—	—	—	(2,639)	—	(2,639)
Stock-based compensation expense	—	—	4,701	—	—	—	4,701
Exercise of options	115	—	867	—	—	—	867
Restricted stock vesting, net of shares withheld	34	—	—	—	—	(233)	(233)
Repurchase of shares	—	—	—	—	—	(16,015)	(16,015)
Balance, September 30, 2022	119,258	$119	$522,353	$(48,303)	$(6,120)	$(249,330)	$218,719

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2023 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”).
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) funds held for CashClub Wallet accounts. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the statement of cash flows for the nine months ended September 30, 2023 (in thousands).

	Classification on our Balance Sheets	At September 30, 2023	At December 31, 2022
Cash and cash equivalents	Cash and cash equivalents	$209,378	$293,394
Restricted cash - current	Prepaid expenses and other current assets	4,651	1,568
Restricted cash - non-current	Other assets	101	101
Total		$214,130	$295,063
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of September 30, 2023 and December 31, 2022, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets. The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2023
$600 million Term Loan	2	$586,500	$586,500
$400 million Unsecured Notes	2	$345,000	$400,000
December 31, 2022
$600 million Term Loan	2	$588,560	$592,500
$400 million Unsecured Notes	2	$346,000	$400,000

The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Balances
Certain amounts in the accompanying Financial Statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
Recent Accounting Guidance
As of September 30, 2023, no recent accounting guidance is expected to have a significant impact on our Financial Statements.
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

The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2023	2022
Contract assets(1)
Balance, beginning of period	$22,417	$15,221
Balance, end of period	22,001	22,812
(Decrease) increase	$(416)	$7,591

Contract liabilities(2)
Balance, beginning of period	$53,419	$36,615
Balance, end of period	55,722	46,706
Increase	$2,303	$10,091
(1) Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
(2) Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $38.6 million and $25.1 million in revenue that was included in the beginning contract liabilities balance during the nine months ended September 30, 2023 and 2022, respectively.
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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $52.7 million and $153.4 million for the three and nine months ended September 30, 2023, respectively, and $51.4 million and $148.0 million for the three and nine months ended September 30, 2022, respectively.

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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any material financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and nine months ended September 30, 2023 and 2022.
4. LEASES
Lessee
Balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2023	At December 31, 2022
Assets
Operating lease right-of-use (“ROU”) assets	Other assets, non-current	$13,804	$17,169
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$6,605	$6,507
Non-current operating lease liabilities	Other accrued expenses and liabilities	$10,332	$14,738
Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cash paid for:
Long-term operating leases	$1,902	$1,855	$5,476	$5,165
Short-term operating leases	$496	$398	$1,341	$1,205
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$997	$852	$7,448

Other information related to lease terms and discount rates is as follows:

	At September 30, 2023	At December 31, 2022
Weighted Average Remaining Lease Term (in years):
Operating leases	2.7	3.4
Weighted Average Discount Rate:
Operating leases	4.79%	4.72%
Components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating Lease Cost:
Operating lease cost	$1,632	$1,663	$4,668	$4,492
Variable lease cost	$401	$259	$1,026	$902

Maturities of lease liabilities are summarized as follows as of September 30, 2023 (in thousands):

Year Ending December 31,	Amount
2023 (excluding the nine months ended September 30, 2023)	$1,879
2024	7,054
2025	5,978
2026	2,200
2027	608
Thereafter	359
Total future minimum lease payments	18,078
Less: Amount representing interest	1,141
Present value of future minimum lease payments	16,937
Less: Current operating lease obligations	6,605
Long-term lease obligations	$10,332
The Company entered into a real estate lease that had not yet commenced as of September 30, 2023 with a term of ten years and future minimum lease payments of approximately $27.3 million.

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

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration during the period ended September 30, 2023 was not material.

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

VKGS LLC

On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment on the Video King Closing Date. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. In addition, we expect to pay approximately $0.2 million related to an indemnity holdback, which is scheduled for release on the eighteen-month anniversary of the Video King Closing Date. The acquisition did not have a significant impact on our results of operations or financial condition.

The total preliminary purchase consideration for Video King was as follows (in thousands, at fair value):

Amount
Purchase consideration
Cash consideration paid at closing(1)	$61,013
Cash consideration to be paid post-closing	466
Total purchase consideration	$61,479

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

The information below reflects the preliminary amounts of identifiable assets acquired and liabilities assumed as of the closing date of the transaction (in thousands):

Amount
Current assets	$7,715
Property and equipment	4,485
Other intangible assets	25,770
Goodwill(1)	24,267
Other assets	763
Total Assets	63,000
Accounts payable and accrued expenses	1,193
Other accrued expenses and liabilities	328
Total liabilities	1,521
Net assets acquired	$61,479
(1) Reflects a measurement period adjustment of approximately $0.2 million from the initial allocation as of the closing date of the transaction.
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
The financial results included in our Statements of Operations since the acquisition date and through September 30, 2023 reflected revenues of approximately $11.3 million and net income of approximately $2.2 million. We incurred acquisition-related costs of approximately $0.4 million for the nine months ended September 30, 2023.
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
The unaudited pro forma financial data on a consolidated basis as if the eCash, Intuicode, Venuetize and Video King acquisitions occurred on January 1, 2022 would reflect the following (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Unaudited pro forma consolidated financial data
Revenues	$206,601	$212,239	$625,017	$611,005
Net income	$26,646	$26,538	$81,911	$84,261

6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $5.1 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, and $2.7 million and $5.5 million for the three and nine months ended September 30, 2022, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets. The outstanding balance of funds provided from the third parties were approximately $329.8 million and $444.6 million as of September 30, 2023 and December 31, 2022, respectively.
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
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and nine months ended September 30, 2023 and 2022.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2023	2022
Trade and other receivables, net
Games trade and loans receivable	$69,216	$78,200
FinTech trade and loans receivable	47,575	39,925
Contract assets(1)	22,001	22,417
Other receivables	3,303	6,110

Total trade and other receivables, net	142,095	146,652

Non-current portion of receivables

Games trade and loans receivable	568	1,382
FinTech trade and loans receivable	20,728	16,519
Contract assets(1)	9,286	9,856

Total non-current portion of receivables	30,582	27,757

Total trade and other receivables, current portion	$111,513	$118,895
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the nine months ended September 30, 2023 and 2022 is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Beginning allowance for credit losses	$(4,855)	$(5,161)
Provision	(8,861)	(7,286)
Charge-offs, net of recoveries	8,539	6,470
Ending allowance for credit losses	$(5,177)	$(5,977)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.

Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2023	2022
Inventory
Component parts	$56,251	$48,688
Work-in-progress	2,635	323
Finished goods	14,553	9,339
Total inventory	$73,439	$58,350

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At September 30, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$298,902	$213,920	$84,982	$279,524	$188,369	$91,155
Rental pool - undeployed	2-5	37,236	29,080	8,156	30,378	23,930	6,448
FinTech equipment	1-5	37,663	26,618	11,045	36,442	24,167	12,275
Leasehold and building improvements	Lease Term	23,094	11,579	11,515	13,666	10,689	2,977
Machinery, office, and other equipment	1-5	62,166	40,194	21,972	55,246	34,456	20,790
Total		$459,061	$321,391	$137,670	$415,256	$281,611	$133,645
Depreciation expense related to property and equipment totaled approximately $19.9 million and $58.4 million for the three and nine months ended September 30, 2023, respectively and $17.4 million and $48.3 million for the three and nine months ended September 30, 2022, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $740.1 million and $715.9 million at September 30, 2023 and December 31, 2022, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.

Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At September 30, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$19,257	$38,564	$57,821	$12,252	$45,569
Customer relationships	3-14	349,136	250,030	99,106	331,999	233,150	98,849
Developed technology and software	1-7	442,238	332,064	110,174	401,087	309,285	91,802
Patents, trademarks, and other	2-18	24,747	21,541	3,206	22,334	20,279	2,055
Total		$873,942	$622,892	$251,050	$813,241	$574,966	$238,275
Amortization expense related to other intangible assets was approximately $15.2 million and $43.7 million for the three and nine months ended September 30, 2023, respectively and $15.3 million and $43.6 million for the three and nine months ended September 30, 2022, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At September 30,	At December 31,
	Date	Rate	2023	2022
Long-term debt
$600 million Term Loan	2028	SOFR+2.50%	$586,500	$592,500
$125 million Revolver	2026	SOFR+2.50%	—	—
Senior Secured Credit Facilities			586,500	592,500
$400 million Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			986,500	992,500
Debt issuance costs and discount			(12,653)	(14,505)
Total debt after debt issuance costs and discount			973,847	977,995
Current portion of long-term debt			(4,500)	(6,000)
Total long-term debt, net of current portion			$969,347	$971,995
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
Legal fees were expensed as incurred in connection with the Amendment are reflected in operating expenses within the Statements of Operations for the nine months ended September 30, 2023.
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR with a 0.50% floor plus a margin of 2.50% or the base rate plus a margin of 1.50%. Our Revolver remained fully undrawn as of September 30, 2023.
The weighted average interest rate on the Term Loan was 7.86% and 7.47% for the three and nine months ended September 30, 2023, respectively.
Senior Unsecured Notes
Our senior unsecured notes (the “2029 Unsecured Notes”) had an outstanding balance of $400.0 million as of September 30, 2023 that accrues interest at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2029 Unsecured Notes as of September 30, 2023.
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

and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. Discovery is closed. The court removed the case from the September trial calendar and requested briefs from the parties on relevant legal issues. Briefing was completed in December 2022. The parties are awaiting further guidance from the court. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non- disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The parties participated in mediation on March 21, 2023. No settlement was reached at mediation. The parties filed a joint motion to set a firm trial date which the court granted on October 9, 2023. We are awaiting notification from the court on the new trial date. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Sightline Payments matter:
Sightline Payments LLC v. Everi Holdings Inc., et al. is a civil action filed on September 30, 2021, against Everi Holdings, Everi FinTech, Everi Games Holding Inc., and Everi Games (collectively referred to herein as the “Everi Parties”) in the United States District Court, Western District of Texas (Waco Division) by Sightline Payments LLC alleging patent infringement in violation of 35 U.S.C. § 271 et seq. The plaintiff’s complaint alleges that the Everi Parties’ CashClub Wallet product infringes on certain patents owned by the plaintiff. The plaintiff is seeking compensatory damages. The Everi Parties filed a Motion to Dismiss or Transfer for Lack of Venue. On June 1, 2022, the court granted the Everi Parties’ Motion to Dismiss ruling that the Western District of Texas was not the proper venue for an action against Everi Fintech, Everi Holdings, and Everi Games. On June 23, 2022, the plaintiff, Sightline Payments LLC, filed an appeal of the District Court’s Order. Oral argument on the appeal was scheduled for October 3, 2023, before the U.S. Court of Appeals for the Federal Circuit. On September 29, 2023 counsel for the Plaintiff Sightline informed Everi’s counsel that Sightline would be voluntarily dismissing the appeal. A joint stipulation was filed and on September 29, 2023, the appellate court entered an order dismissing the appeal. This matter is now closed.
Sightline USPTO matters:
In a case related to the Sightline Payments matter, in February and March 2022, Everi Payments Inc. filed five Petitions for Inter Partes Review (“IPR”) with the Patent Trial and Appeal Board (the “PTAB”) of the United States Patent and Trademark Office seeking invalidation of certain claims of U.S. Patent Nos. 8,708,809, 8,998,708, 9,196,123, 9,466,176, and 9,785,926 owned by Sightline Partners LLC. In August and September 2022, decisions by the PTAB were issued granting the IPRs. Briefing and discovery are closed. Oral argument was held on June 14, 2023. Between August 30, 2023 and September 20, 2023, the PTAB issued five (5) Final Written Decisions ruling in favor of Everi and holding that all of the patent claims asserted by Sightline against Everi were “unpatentable” as obvious, thus, invalidating those claims.
Mary Parrish matter:
Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. Thereafter, Everi filed a Motion to Dismiss. On May 4, 2023, the United States District Court entered an order remanding the case back to the District Court of Nevada, Clark County and denying the Motion to Dismiss. The matter is now pending in the District Court of Nevada, Clark County. On July 25, 2023, Everi filed a Motion to Dismiss in the Clark County case. On October 20, 2023, the Clark County Court entered an Order denying the Motion to Dismiss. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases” and installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations.”
13. STOCKHOLDERS’ EQUITY
On May 3, 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180 million, pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of September 30, 2023, Everi had approximately 86.0 million shares issued and outstanding, net of 37.1 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were 2.4 million and 5.1 million shares repurchased at an average price of $13.88 and $14.36 per share for an aggregate amount of $33.9 million and $73.9 million during the three and nine months ended September 30, 2023, respectively, and 0.9 million and 2.9 shares repurchased at an average price of $17.29 and $16.87 per share for an aggregate amount of $16.0 million and $49.4 million during the three and nine months ended September 30, 2022, respectively. Under the existing $180.0 million share repurchase program, the remaining availability was $106.1 million as of September 30, 2023.
14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average shares
Weighted average number of common shares outstanding - basic	87,221	90,014	87,925	91,039
Potential dilution from equity awards(1)	4,024	6,422	5,237	7,267
Weighted average number of common shares outstanding - diluted(1)	91,245	96,436	93,162	98,306
(1) There were 0.6 million and 0.2 million shares that were anti-dilutive under the treasury stock method for the three and nine months ended September 30, 2023, respectively and 0.2 million and 0.1 million number of shares that were anti-dilutive under the treasury stock method for the three and nine months ended September 30, 2022, respectively.

15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2022	6,793	2,709
Granted	103	1,537
Exercised options or vested shares	(2,037)	(1,720)
Canceled or forfeited	(28)	(54)
Outstanding, September 30, 2023	4,831	2,472
There were approximately 2.1 million awards of our common stock available for future equity grants under our existing equity incentive plan as of September 30, 2023.
16. INCOME TAXES
The income tax provision for the three and nine months ended September 30, 2023, reflected an effective income tax rate of 18.1% and 17.7%, respectively, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations. The income tax provision for the three and nine months ended September 30, 2022, reflected an effective income tax rate of 26.0% and 24.2%, respectively, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities.
We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of September 30, 2023, we recorded approximately $2.7 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months.
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

The following tables present segment information (in thousands)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Games
Revenues
Gaming operations	$78,400	$75,020	$231,490	$219,437
Gaming equipment and systems	33,138	37,500	100,554	103,766
Total revenues	111,538	112,520	332,044	323,203
Costs and expenses
Cost of revenues(1)
Gaming operations	10,363	6,557	25,557	18,674
Gaming equipment and systems	18,239	22,545	58,629	62,721
Total cost of revenues	28,602	29,102	84,186	81,395
Operating expenses	22,805	19,860	64,574	57,886
Research and development	10,065	11,298	31,890	28,395
Depreciation	17,492	15,006	50,997	41,321
Amortization	11,153	11,472	32,304	31,744
Total costs and expenses	90,117	86,738	263,951	240,741
Operating income	$21,421	$25,782	$68,093	$82,462
(1) Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
FinTech
Revenues
Financial access services	$57,158	$53,296	$169,032	$154,051
Software and other	24,838	22,192	73,048	59,056
Hardware	13,066	16,310	41,665	40,846
Total revenues	95,062	91,798	283,745	253,953
Costs and expenses
Cost of revenues(1)
Financial access services	2,925	2,760	8,521	7,405
Software and other	1,484	1,163	4,830	2,984
Hardware	8,904	10,771	27,926	27,074
Total cost of revenues	13,313	14,694	41,277	37,463
Operating expenses	38,209	36,494	117,022	103,344
Research and development	6,055	5,505	16,963	14,991
Depreciation	2,410	2,438	7,376	7,021
Amortization	4,049	3,831	11,435	11,838
Total costs and expenses	64,036	62,962	194,073	174,657
Operating income	$31,026	$28,836	$89,672	$79,296
(1)  Exclusive of depreciation and amortization.
* Rounding may cause variances.

	At September 30,	At December 31,
	2023	2022
Total assets
Games	$928,911	$911,907
FinTech	935,461	1,006,336
Total assets	$1,864,372	$1,918,243
Major Customers. No single customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2023 and 2022. Our five largest customers accounted for approximately 14% and 12% of our revenues for the three and nine months ended September 30, 2023, respectively, and 14% for the three and nine months ended September 30, 2022, respectively.
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
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, as of the date this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and only as of the date hereof. We undertake no obligation to update or publicly revise any forward-looking statements as a result of new information, future developments or otherwise.
Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of a pandemic, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product and technological innovations that address customer needs in a new and evolving operating environment; to enhance shareholder value in the long-term; trends in gaming establishment and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee arrangements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak or other public health crisis of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions; climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during a closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming establishment and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, and compromises or other security vulnerabilities; national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; regulatory and licensing difficulties; competitive pressures and changes in the competitive environment; operational limitations; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; technological obsolescence and our ability to adapt to evolving technologies, including artificial intelligence; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2022 (the “Annual Report”). Given these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.
This Quarterly Report on Form 10-Q should be read in conjunction with our Annual Report and with the information included in our other press releases, reports, and other filings with the Securities and Exchange Commission (“SEC”). Understanding the information contained in these filings is important in order to fully understand our reported financial results and our business outlook for future periods.

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

Results of Operations
Three months ended September 30, 2023 compared to three months ended September 30, 2022
The following table presents our Results of Operations as reported for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 (amounts in thousands)*:

	Three Months Ended
	September 30, 2023		September 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$78,400	38%	$75,020	37%	$3,380	5%
Gaming equipment and systems	33,138	16%	37,500	18%	(4,362)	(12)%
Games total revenues	111,538	54%	112,520	55%	(982)	(1)%
FinTech revenues
Financial access services	57,158	28%	53,296	26%	3,862	7%
Software and other	24,838	12%	22,192	11%	2,646	12%
Hardware	13,066	6%	16,310	8%	(3,244)	(20)%
FinTech total revenues	95,062	46%	91,798	45%	3,264	4%
Total revenues	206,600	100%	204,318	100%	2,282	1%
Costs and expenses
Games cost of revenues(1)
Gaming operations	10,363	5%	6,557	3%	3,806	58%
Gaming equipment and systems	18,239	9%	22,545	11%	(4,306)	(19)%
Games total cost of revenues	28,602	14%	29,102	14%	(500)	(2)%
FinTech cost of revenues(1)
Financial access services	2,925	1%	2,760	1%	165	6%
Software and other	1,484	1%	1,163	1%	321	28%
Hardware	8,904	4%	10,771	5%	(1,867)	(17)%
FinTech total cost of revenues	13,313	6%	14,694	7%	(1,381)	(9)%
Operating expenses	61,014	30%	56,354	28%	4,660	8%
Research and development	16,120	8%	16,803	8%	(683)	(4)%
Depreciation	19,902	10%	17,444	9%	2,458	14%
Amortization	15,202	7%	15,303	7%	(101)	(1)%
Total costs and expenses	154,153	75%	149,700	73%	4,453	3%
Operating income	52,447	25%	54,618	27%	(2,171)	(4)%
Other expenses
Interest expense, net of interest income	19,925	10%	14,880	7%	5,045	34%
Total other expenses	19,925	10%	14,880	7%	5,045	34%
Income before income tax	32,522	16%	39,738	20%	(7,216)	(18)%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	September 30, 2023		September 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Income tax provision	5,879	3%	10,329	5%	(4,450)	(43)%
Net income	$26,643	13%	$29,409	14%	$(2,766)	(9)%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $2.3 million, or 1%, to approximately $206.6 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to the growth in FinTech revenues described below.
Games revenues decreased by approximately $1.0 million, or 1%, to approximately $111.5 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to lower unit sales, partially offset by higher average selling prices and continued results from our HHR and bingo solutions reflected in our gaming equipment and systems revenues. In addition, the decrease was partially offset by the continued results from our bingo solutions and interactive and digital offerings, tempered by a lower daily win per unit on a slightly reduced installed base of lease machines reflected in our gaming operations revenues.

FinTech revenues increased by approximately $3.3 million, or 4%, to approximately $95.1 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to an increase in both transaction and dollar volumes, including check warranty solutions, reflected in our financial access services revenues associated with continued strength in the gaming industry. In addition, we had more results from software sales and support related services attributable to our kiosk and loyalty solutions and from acquired businesses reflected in our software and other revenues. This increase was partially offset by lower unit sales of kiosks, including from acquired businesses reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $4.5 million, or 3%, to approximately $154.2 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues decreased by approximately $0.5 million, or 2%, to approximately $28.6 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales, partially offset by the variable costs from our bingo solutions reflected in our gaming equipment and systems cost of revenues. In addition, the decrease was partially offset by the additional costs related to our installed base of leased machines and bingo integrated electronic gaming tablets reflected in our gaming operations cost of revenues.
FinTech cost of revenues decreased by approximately $1.4 million, or 9%, to approximately $13.3 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs of hardware revenues associated with the lower unit sales of kiosks, including from acquired businesses. This decrease was partially offset by an increase in variable costs of software revenues from our kiosk and loyalty solutions and an increase in variable costs of financial access services from our check warranty offering.

Operating expenses increased by approximately $4.7 million, or 8%, to approximately $61.0 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions in our FinTech and Games segments. In addition, the increase was attributable to rising expenses for software licensing and additional employee travel and related costs in our Games and FinTech segments. The increase in operating expenses was partially offset by additional legal costs incurred in the prior period due to litigation activities from existing proceedings in our Games and FinTech segments.
Research and development expense decreased by approximately $0.7 million, or 4%, to approximately $16.1 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to lower payroll and related expenses, together with higher capitalized development costs in our Games segment. This change was partially offset by higher payroll and related expenses in our FinTech segment.
Depreciation expense increased by approximately $2.5 million, or 14%, to approximately $19.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This was primarily associated with the shortening of estimated remaining useful lives that were no longer supportable for certain fixed assets and an increase in capital spending related to acquired businesses in our Games segment.
Amortization expense was relatively consistent for the three months ended September 30, 2023, as compared to the same period in the prior year.
Primarily as a result of the factors described above, our operating income decreased by $2.2 million, or 4%, for the three months ended September 30, 2023, as compared to the same period in the prior year. The operating income margin was 25% for the three months ended September 30, 2023 compared to an operating income margin of 27% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $5.0 million, or 34%, to approximately $19.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. This was partially offset by interest earned of approximately $3.0 million on our cash balances due to rising interest rates throughout the period.
Income tax provision decreased by approximately $4.5 million, or 43%, to approximately $5.9 million for the three months ended September 30, 2023, as compared to the same period in the prior year. The income tax provision for the three months ended September 30, 2023 reflected an effective income tax rate of 18.1%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations. The income tax provision of $10.3 million for the three months ended September 30, 2022 reflected an effective income tax rate of 26.0%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations and a net operating loss limitation, partially offset by both a research credit and the benefit from equity award activities.

Primarily as a result of the factors described above, we had net income of approximately $26.6 million for the three months ended September 30, 2023, as compared to net income of approximately $29.4 million for the same period in the prior year.

Results of Operations
Nine months ended September 30, 2023 compared to nine months ended September 30, 2022
The following table presents our Results of Operations as reported for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 (amounts in thousands)*:

	Nine Months Ended
	September 30, 2023		September 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$231,490	38%	$219,437	38%	$12,053	5%
Gaming equipment and systems	100,554	16%	103,766	18%	(3,212)	(3)%
Games total revenues	332,044	54%	323,203	56%	8,841	3%
FinTech revenues
Financial access services	169,032	27%	154,051	27%	14,981	10%
Software and other	73,048	12%	59,056	10%	13,992	24%
Hardware	41,665	7%	40,846	7%	819	2%
FinTech total revenues	283,745	46%	253,953	44%	29,792	12%
Total revenues	615,789	100%	577,156	100%	38,633	7%
Costs and expenses
Games cost of revenues(1)
Gaming operations	25,557	4%	18,674	3%	6,883	37%
Gaming equipment and systems	58,629	10%	62,721	11%	(4,092)	(7)%
Games total cost of revenues	84,186	14%	81,395	14%	2,791	3%
FinTech cost of revenues(1)
Financial access services	8,521	1%	7,405	1%	1,116	15%
Software and other	4,830	1%	2,984	1%	1,846	62%
Hardware	27,926	5%	27,074	5%	852	3%
FinTech total cost of revenues	41,277	7%	37,463	7%	3,814	10%
Operating expenses	181,596	29%	161,230	28%	20,366	13%
Research and development	48,853	8%	43,386	8%	5,467	13%
Depreciation	58,373	9%	48,342	8%	10,031	21%
Amortization	43,739	7%	43,582	8%	157	—%
Total costs and expenses	458,024	74%	415,398	73%	42,626	10%
Operating income	157,765	26%	161,758	27%	(3,993)	(2)%
Other expenses
Interest expense, net of interest income	58,031	9%	38,522	7%	19,509	51%
Total other expenses	58,031	9%	38,522	7%	19,509	51%
Income before income tax	99,734	16%	123,236	20%	(23,502)	(19)%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Nine Months Ended
	September 30, 2023		September 30, 2022		2023 vs 2022
	$	%	$	%	$	%
Income tax provision	17,629	3%	29,784	5%	(12,155)	(41)%
Net income	$82,105	13%	$93,452	16%	$(11,347)	(12)%
* Rounding may cause variances.
Revenues
Total revenues increased by approximately $38.6 million, or 7%, to approximately $615.8 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to the higher Games and FinTech revenues described below.
Games revenues increased by approximately $8.8 million, or 3%, to approximately $332.0 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to the continued results from our bingo solutions and interactive and digital offerings, tempered by a lower daily win per unit on a slightly reduced installed base of lease machines reflected in our gaming operations revenues. In addition, the increase was partially offset by lower unit sales, partially offset by higher average selling prices and continued results from our HHR and bingo solutions reflected in our gaming equipment and systems revenues.

FinTech revenues increased by approximately $29.8 million, or 12%, to approximately $283.7 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to an increase in both transaction and dollar volumes reflected in our financial access services revenues associated with continued strength in the gaming industry. In addition, we had more results from software sales and support related services attributable to our kiosk, loyalty and compliance solutions and from acquired businesses reflected in our software and other revenues. This increase was also due to additional hardware revenues from more loyalty unit sales with higher average selling prices, partially offset by lower unit sales of kiosks reflected in our hardware revenues.

Costs and Expenses
Total costs and expenses increased by approximately $42.6 million, or 10%, to approximately $458.0 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to higher Games and FinTech costs and expenses described below.
Games cost of revenues increased by approximately $2.8 million, or 3%, to approximately $84.2 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to the additional costs related to our installed base of leased machines and the variable costs from our bingo integrated electronic gaming tablets reflected in our gaming operations cost of revenues. This increase was partially offset by the reduced variable costs associated with the lower unit sales reflected in our gaming equipment systems cost of revenues.
FinTech cost of revenues increased by approximately $3.8 million, or 10%, to approximately $41.3 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This change was primarily due to the increased variable costs related to: software from our kiosk and loyalty solutions; hardware from our loyalty unit sales; and financial access services from our check warranty offering. This increase was partially offset by the reduced variable costs of hardware associated with the lower kiosk unit sales.

Operating expenses increased by approximately $20.4 million, or 13%, to approximately $181.6 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions in our FinTech and Games segments. In addition, the increase was attributable to rising expenses for software licensing and additional employee travel and related costs in our Games and FinTech segments. The increase in operating expenses was partially offset by additional legal costs incurred in the prior period due to litigation activities from existing proceedings in our Games and FinTech segments.
Research and development expense increased by approximately $5.5 million, or 13%, to approximately $48.9 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to the growth in our operations and expenses from our acquired businesses in our Games and FinTech segments. This change was partially offset by higher capitalized development costs in our Games segment.
Depreciation expense increased by approximately $10.0 million, or 21%, to approximately $58.4 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily associated with the shortening of estimated remaining useful lives that were no longer supportable for certain fixed assets and an increase in capital spending related to acquired businesses in our Games segment.
Amortization expense was relatively consistent for the nine months ended September 30, 2023, as compared to the same period in the prior year.
Primarily as a result of the factors described above, our operating income decreased by $4.0 million, or 2%, for the nine months ended September 30, 2023, as compared to the same period in the prior year. The operating income margin was 26% for the nine months ended September 30, 2023 compared to an operating income margin of 27% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $19.5 million, or 51%, to approximately $58.0 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. This was partially offset by interest earned of approximately $8.9 million on our cash balances due to rising interest rates throughout the period.
Income tax provision decreased by approximately $12.2 million, or 41%, to approximately $17.6 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. The income tax provision for the nine months ended September 30, 2023 reflected an effective income tax rate of 17.7%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations. The income tax provision of $29.8 million for the nine months ended September 30, 2022 reflected an effective income tax rate of 24.2%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities.

Primarily as a result of the factors described above, we had net income of approximately $82.1 million for the nine months ended September 30, 2023, as compared to net income of approximately $93.5 million for the same period in the prior year.
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

Recent Accounting Guidance
As of September 30, 2023, no recent accounting guidance is expected to have a significant impact on our Financial Statements.
Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31
	2023	2022
Balance sheet data
Total assets	$1,864,372	$1,918,243
Total borrowings	$973,847	$977,995
Total stockholders’ equity	$243,534	$217,641
Cash available
Cash and cash equivalents	$209,378	$293,394
Settlement receivables	239,513	263,745
Settlement liabilities	(410,891)	(467,903)
Net cash position(1)	38,000	89,236
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$163,000	$214,236
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
Cash Resources
As of September 30, 2023, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $19.8 million as of September 30, 2023. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		$ Change
	2023	2022	2023 vs 2022
Cash flow activities
Net cash provided by operating activities	$161,013	$146,914	$14,099
Net cash used in investing activities	(156,783)	(125,907)	(30,876)
Net cash used in financing activities	(84,580)	(64,080)	(20,500)
Effect of exchange rates on cash and cash equivalents	(583)	(1,106)	523
Cash, cash equivalents and restricted cash
Net decrease for the period	(80,933)	(44,179)	(36,754)
Balance, beginning of the period	295,063	303,726	(8,663)
Balance, end of the period	$214,130	$259,547	$(45,417)
Cash flows provided by operating activities increased by approximately $14.1 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily due to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
Cash flows used in investing activities increased by approximately $30.9 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily attributable to the acquisition of VKGS LLC (“Video King”) that occurred in the second quarter of 2023 reflected in our Games segment.
Cash flows used in financing activities increased by approximately $20.5 million for the nine months ended September 30, 2023, as compared to the same period in the prior year. This was primarily related to share repurchase activities, together with payments of contingent consideration from our Games and FinTech segments, partially offset by proceeds from option exercise activities.

Long-Term Debt
Our $125 million senior secured revolving credit facility (the “Revolver”) remained fully undrawn and we had an outstanding balance on the $600 million senior secured term loan (the “Term Loan”) of $586.5 million as of September 30, 2023.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements.

Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a decrease to certain purchase obligations of approximately $26.9 million from those disclosed in our Annual Report and obligations discussed in “Note 4 — Leases,” “Note 5 — Business Combinations,” and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements of this quarterly report. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.
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
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Statements of Operations, were approximately $5.1 million and $15.3 million for the three and nine months ended September 30, 2023, respectively, and $2.7 million and $5.5 million for the three and nine months ended September 30, 2022, respectively. The usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets. The outstanding balances of funds provided by the third-party vendors were approximately $329.8 million and $444.6 million as of September 30, 2023 and December 31, 2022, respectively.
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
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2023 and 2022.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by the third-party vendors was approximately $329.8 million as of September 30, 2023; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.3 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.86% and 7.47% for the three and nine months ended September 30, 2023. Based upon the outstanding balance of the Term Loan of $586.5 million as of September 30, 2023, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.9 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for our senior unsecured notes due 2029; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2023 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
On May 1, 2023, the Company acquired certain strategic assets of Video King. The Company is permitted to exclude an acquisition from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired business. On this basis, the Company excluded Video King from its quarterly assessment of the effectiveness of internal control over financial reporting for the quarter ended September 30, 2023.

The total assets and total revenues generated by Video King that were excluded from Management’s assessment represented approximately 3.4% of the Company’s total assets as of September 30, 2023, and 3.5% and 1.8% of the Company’s total revenues for the three and nine months ended September 30, 2023, respectively.

Refer to “Note 5 — Business Combinations” in Part I, Item 1: Financial Statements for a further discussion of the above acquisition and related financial data. We are in the process of integrating Video King into our internal control over financial reporting. As a result of these integration activities, certain controls will be evaluated and may change.
Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2023
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities
The following table includes the monthly repurchases or withholdings of our common stock during the third quarter ended September 30, 2023:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Share Repurchases
7/1/23 - 7/31/23	—		$—	—	$140,000.0
8/1/23 - 8/31/23	1,704.4		$13.60	1,704.4	116,814.5
9/1/23 - 9/30/23	739.9		$14.53	739.9	106,062.6
Sub-total	2,444.3		$13.88	2,444.3	$106,062.6

Tax Withholdings
7/1/23 - 7/31/23	1.2	(3)	$14.84	—	$—
8/1/23 - 8/31/23	77.0	(3)	$14.20	—	—
9/1/23 - 9/30/23	—	(3)	$—	—	—
Sub-total	78.2		$14.21	—	$—

Total	2,522.5		$13.89	2,444.3	$106,062.6
(1)  Represents the average price per share of common stock purchased or withheld.
(2)  As discussed in "Note 13 — Stockholders' Equity” in Part I, Item 1: Financial Statements of this quarterly report, the share repurchase program approved in May 2022 for up to $150 million was terminated and replaced with a new share repurchase program approved on May 3, 2023 and announced on May 10, 2023 for an amount not to exceed $180 million over the next eighteen (18) months through November 3, 2024. There were 2.4 million shares repurchased at an average price of $13.88 per share for an aggregate amount of $33.9 million during the three months ended September 30, 2023. Under the existing $180 million share repurchase program, the remaining availability was $106.1 million as of September 30, 2023.
(3) Represents the shares of common stock that were withheld from restricted stock awards and the net settlement of stock option exercises to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards and the exercise of such stock options. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards or stock options to satisfy the tax withholding obligations incident to the vesting of restricted stock awards or exercise of stock options. There were 0.1 million shares withheld during the three months ended September 30, 2023.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) Not applicable.
(c) Michael D. Rumbolz, Executive Chair and Randy L. Taylor, President and Chief Executive Officer, on August 29, 2023 terminated Rule 10b5-1 trading arrangements intended to satisfy Rule 10b5-1(c). The arrangements were originally entered into on March 10, 2023 to purchase and sell 50,000 and 60,000 shares of Company common stock, respectively, between June 12, 2023 and May 2, 2024, subject to certain limit orders, all of which shares were to be acquired upon the exercise of employee stock option awards that were set to expire on May 2, 2024.
Darren Simmons, Executive Vice President, FinTech Business Leader, on September 15, 2023 entered into a Rule 10b5-1 trading arrangement intended to satisfy Rule 10b5-1(c), to purchase and sell 45,000 shares of Company common stock between December 15, 2023 and May 1, 2024, subject to certain limit orders, all of which shares were to be acquired upon the exercise of employee stock option awards that are set to expire on May 2, 2024.
There were no other Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended September 30, 2023.

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 8, 2023		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)