Form 10-K
period 2023-12-31
Everi Holdings Inc.
filed 2024-02-29
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☒
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $1.2 billion based on the closing sale price as reported on the New York Stock Exchange.
There were 83,778,581 shares of the registrant’s common stock issued and outstanding as of the close of business on February 23, 2024.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2024 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED December 31, 2023

In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our audited Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations,” (iii) our audited Consolidated Balance Sheets as our “Balance Sheets,” (iv) our audited Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” and (v) Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”

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

Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding trends, developments, and uncertainties impacting our business, including our ability to withstand: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of a pandemic, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product and technological innovations that address customer needs in a new and evolving operating environment or disrupt the industry, such as generative artificial intelligence; to enhance shareholder value in the long-term; trends in gaming operator and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).
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
•expectations regarding placement fee agreements;
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
•failure to control product development costs and create successful new products;
•the overall growth or contraction of the gaming industry;
•anticipated sales performance;
•our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, compromises and other security vulnerabilities;
•national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government;
•changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements;
•the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements;
•regulatory and licensing difficulties, competitive pressures and changes in the competitive environment;
•operational limitations;

•changes to tax laws;
•uncertainty of litigation outcomes;
•interest rate fluctuations;
•business prospects;
•unanticipated expenses or capital needs;
•technological obsolescence and our ability to adapt to evolving technologies, including generative artificial intelligence;
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
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation and fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (iii) business-to-business (“B2B”) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems.
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
Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions
We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and we continue to evaluate the effects of interest rate movements on our variable rate debt and pricing pressures on our business.
We have experienced an impact from employment constraints as a result of inflation that has significantly increased over prior years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.
We have experienced an impact from supply chain disruptions that have resulted in additional costs incurred to develop, produce, and ship our products.
For additional information on our segments and the revenues generated by our products and services see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” and “Note 19 — Segment Information” included elsewhere in this Annual Report.

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

Gaming Operations
With respect to our Gaming operations revenue stream, we primarily provide: (i) leased gaming equipment, Class II, Class III and HHR offerings, on a revenue participation or a daily fixed-fee basis, including standard games and hardware and premium games and hardware, which include local-area progressive jackpot offerings and wide-area progressive (“WAP”) jackpot offerings; (ii) accounting and central determinant systems; (iii) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems.
In connection with our leased gaming equipment, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the daily win per unit (i.e., cash/coin-in less patron win and jackpots paid) generated by the leased gaming equipment, a percentage of the total cash/coin-in, a daily fixed-fee based upon the number of gaming machines placed or a combination of these methods. We expect to continue to (i) increase our investment in research and development to innovate and introduce new gaming hardware and theme content; (ii) expand our offering of new standard and premium game hardware and theme content; and (iii) extend and expand our game placements into new gaming markets and additional jurisdictions. From our historical focus on game placements in the Oklahoma tribal market, Everi Games has diversified its installed base in recent years with entry into additional commercial and tribal markets. As of December 31, 2023, approximately 10,758 units, or 61.4% of the total installed base, were outside of the Oklahoma tribal market. Additionally, Everi Games maintained its premium game installations, with this portion of games representing approximately 48.6% of our total installed base as of December 31, 2023.
In connection with our WAP offering, machines placed under such arrangements fall into the premium leased gaming equipment category and we retain ownership of such machines. Currently spanning multiple product lines, our WAP is offered to customers on the Player Classic, Player Classic Reserve, Player Classic Skyline, Player Classic Revolve, Core HDX Renegade, Empire 5527, Empire MPX, Empire Flex and Empire DCX cabinets.
Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with a central determinant, monitoring, and accounting system for the VLTs in operation at licensed State of New York gaming facilities. In November 2019, an agreement between Everi Games and the New York State Gaming Commission was approved and became effective on January 1, 2020. Under this agreement, Everi Games will provide and maintain the central determinant system for the New York Lottery through December 2029. As of December 31, 2023, there were approximately 17,400 VLTs connected to our central determinant system for the New York Lottery. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, credits played less free pay allowances and prizes paid to patrons per day) in exchange for provision and maintenance of the central determinant system. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions, for which we receive a portion of the revenue generated from the VLTs that are connected to the system.
In connection with our digital online gaming activities, Everi provides our games to business customers, including both regulated real money and social casinos, which offer the games to consumers through their online gaming platforms. Everi has developed its own remote gaming server (“RGS”) that allows us to deliver a selection of games from our extensive library of land-based and internally developed content to our digital customers in a manner that allows for the game play features and functionality to operate in a manner similar to how these games were designed for our land-based customers. This RGS library contains casino-themed games available for real money gaming (“RMG”) that are offered to regulated online casinos that operate in the RMG regulated markets, and social games that are offered to our business customers that operate play-for-fun social casinos on their mobile apps and websites. We enter into revenue share agreements with these online business customers.
Gaming operations also include revenues generated by bingo solutions through consoles, integrated electronic gaming tablets and related systems.
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
•Player Classic Signature. The Player Classic Signature was launched in 2022 and is an update to the successful Player Classic cabinet. The cabinet has newer components and technology with more on-screen merchandising capabilities.
•Player Classic Reserve. The Player Classic Reserve launched in 2023 is a high-profile three-reel mechanical cabinet with an extensive top box that can incorporate a variety of premium content and secondary bonusing.

•Player Classic: These games leverage our long-standing experience in building enduring brands, such as Black Diamond® and Wild Wild Gems®, and feature a unique perspective on traditional slot games with eye-catching features, such as Cash Machine™, a three-reel, one-line mechanical slot game that offers “win what you see” gameplay.
•Player Classic Skyline: These games utilize common recognizable light sequencing in the top box in sync with specific game themes such as Double Jackpot Gems and Triple Double Patriot along with licensed game themes such as Casper and Smokin’ Hot Stuff.
•Player Classic Revolve: Our premium linked products such as Cash Machine Jackpots and Gold Standard Jackpots builds upon the skyline cabinet and also includes a mechanical wheel top box and merchandising options for casino operators that can include overhead signage, and wedge kits.
Video Reel Games. We offer a growing range of video reel games that provide entertaining slot gaming experience. Below is a list of our video gaming cabinets and select games on these platforms.
•Dynasty Vue. Dynasty Vue is our unique “square-like” low-profile portrait screen, released in March of 2023 with themes such as Octopus Gold and High Rollin Gems.
•Dynasty Sol. Dynasty Sol is our newest 49-inch portrait screen, released in December of 2023 with games such as Dynamite Pop and Destiny Link.
•Empire Flex. The Empire Flex cabinet, released in December 2019, is part of the Empire Cabinet Series. The cabinet features a 49-inch flexed monitor capable of supporting 4K content, an enlarged glass button deck, and curved LED light bars that are available in standard or extended options. The cabinet officially launched with two games that are part of the Wicked Wheel™ Series.

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
Everi FinTech
Our FinTech products and services include solutions that we offer to gaming operators to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. These solutions include:

•access to cash at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchase at casino cages, kiosk and mobile POS devices;

•access to cashless funding through the CashClub Wallet® and QuikTicket;

•check warranty services;

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
Software and Other
JackpotXpress is a full-featured jackpot payout and tax form management and filing platform that allows casino personnel to work through the complex jackpot process using a mobile tablet or kiosk. JackpotXpress allows gaming operators to reduce jackpot payout wait times, increase slot play, eliminate manually filling out cumbersome paper documents, and perform Know Your Customer (“KYC”) checks. It is fully integrated with our Everi Compliance, CageConnect, and JackpotXchange products. In addition to making jackpot operations more efficient, JackpotXpress also helps operators increase customer engagement which leads to improved loyalty and service.
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
Mobile-first Applications is centered around the BeOn™ Mobile platform. Fortified by the 2022 asset acquisition of Venuetize, Inc., a leading mobile platform provider in the sports, entertainment, and hospitality industries, we now have products and services formulated for casino operators, sports teams and other venues going through their mobile digital transformation. By offering turn-key solutions that simplify the entire process of the customer journey, digital offerings like our marketing technology associated with it, a mobile app now becomes a powerful tool for any casino operator or venue owner.
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
•CageConnect is a cash dispensing device that helps streamline casino cage operations. With CageConnect, cash is securely vaulted, creating increased security while also reducing cash shrinkage and helping to improve cashier accuracy. Additional efficiencies are achieved from accelerating the process of cage cashiers obtaining money from the vault. CageConnect is integrated with CashClub® to create an efficient transaction for casino patrons.
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
Sales
As of December 31, 2023, we served more than 2,800 casinos and other gaming properties primarily in the United States, Canada and Australia, with additional customers in the United Kingdom, Europe, the Caribbean, Central America, and Asia.
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
Resources
Manufacturing
We have assembly facilities in Las Vegas, Nevada and Sydney, Australia, where we assemble gaming machines and kiosk products, which comprise a variety of components, including cabinet hardware, computer assemblies, LCD screens, printers, bill validators and acceptors, power transformer and wiring harnesses.
We had assembly facilities in Austin, Texas until we transitioned to our new assembly facility in Las Vegas, Nevada during the fourth quarter of 2023.
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
Human Capital
Composition of our Workforce
As of December 31, 2023, Everi employed approximately 2,200 people, a vast majority of whom work in the United States. Approximately 1,000 people are employed within the Games segment and approximately 1,200 people are employed within the FinTech segment. None of our employees are party to a collective bargaining agreement and we have had no labor-related work stoppages.
Culture of our Workplace
In 2023, we reaffirmed our mission statement and continued to focus on our employees’ collective imagination, talent, and innovation with our Company’s objectives. At Everi, we are guided by our values of collaboration, integrity, inclusion, excellence, and fun. We (i) Harness the power of collaboration; (ii) Act with integrity; (iii) Value Everi-One; (iv) Exceed expectations and be bold. When we deliver on these values consistently, we H.A.V.E. (v) Fun! We live these values by investing in programs and implementing standards to promote ethical business conduct, diversity, sustainability, giving and volunteerism, and responsible gaming. These programs support our long-term business success while also empowering our team members.
Inspired by Author Simon Sinek’s concept of the Golden Circle and the importance of identifying the “WHY” behind your business, Everi has established a company “WHY” statement. As part of our continued growth and our desire to define and share our Company “WHY” statement more broadly, we apply the Company “WHY” that puts our employees and their success front and center:
Elevate the Success of:
•Everi Employee
•Everi Customer
•Everi Day!
Diversity and Inclusion
At Everi, one of our fundamental values is inclusion, a principle we actively embrace and embody in our daily operations. We firmly believe that our strength lies in the diversity of our employees, customers, and the communities we serve. This belief drives our commitment to being an equal opportunity employer dedicated to fostering a diverse and inclusive work environment.
We work to uphold a workplace where every employee is treated with dignity and respect, free from any form of harassment or discrimination. Our policies and practices are designed to support a safe and supportive environment for all, regardless of race, color, age, gender, disability, sexual orientation, or any other protected characteristic. By steadfastly adhering to these principles, we not only honor our commitment to diversity and inclusion but also enhance our ability to innovate, understand our customers, and succeed as a company.
The Company activates its commitment to diversity and inclusion by employing a multi-pronged strategy: (i) promoting a fun, friendly, and supportive environment; (ii) valuing inclusion as a top priority and expectation; (iii) focusing resources on recruiting and retaining qualified employees from diverse backgrounds; and (iv) continuing to build awareness of the importance and benefits that diversity and inclusion provides to our Company and employees. In addition, our Compensation Committee and Nominating and Governance Committee oversee initiatives and metrics concerning human capital management, including corporate culture, diversity, acceptance, inclusion, and attracting and retaining talent.
Our commitment to fostering a diverse and inclusive workplace is reinforced through mandatory company-wide training. This program is designed to address key challenges in advancing inclusion and supporting diversity, with a focus on understanding and mitigating unconscious bias and micro-inequities. Recognizing the pivotal role of hiring managers in promoting diversity, we have implemented specialized training for them. This training is aimed at building a foundational awareness of how biases influence decision-making, examining their effects on the selection process, and highlighting the advantages of bias-free hiring practices. Leadership by example is crucial in these efforts. Our executive leadership team leads the way, having participated in training focused on inclusive leadership. We take this top-down approach so that our commitment to diversity and inclusion is not only preached but also practiced at every level of our organization.
Everi is also working to increase the representation of women in our workforce. In 2017, the Company launched The Women’s Leadership Initiative (WLI), which seeks to develop and advance gender diversity and create new opportunities and a clearer path for advancement. The WLI is committed to promoting and advocating gender diversity at all levels of leadership through awareness, training, development, and inspiration. Participants in the WLI engage and connect with other WLI members, Company employees and leaders, and diverse stakeholders in the gaming industry. WLI members also participate in educational programs such as “lunch and learn” events with internal business leaders and training opportunities with experts outside the industry. The WLI leads the Company’s mentorship program for U.S. employees, providing the benefit of advice and insights from Everi mentors to all mentees. As a result of the success of the WLI initiative, we have expanded the program company wide and rebranded it as the Everi Leadership Initiative.
At Everi, we place great importance on recognizing and celebrating the rich and diverse heritage of our employees, customers, and the communities we serve. Throughout the year, we dedicate ourselves to various heritage celebrations, holidays, and commemorative events. Our approach includes engaging our employees through educational webinars and guest lectures, which are designed to build awareness and foster a deeper understanding of different cultures and traditions.
In addition to internal initiatives, our commitment extends to the communities around us. We actively support local charitable organizations that provide essential services and support. These donations are a vital part of our engagement, reflecting our dedication to not only acknowledging diversity but also contributing positively to the communities where we operate. Through these efforts, Everi strives to create an inclusive environment that values and celebrates the unique backgrounds and experiences of all individuals connected to our company.
Employee Engagement
At Everi, our core values of Inclusion and Collaboration, are at the forefront of our efforts to foster ongoing dialogue with our employees. Recognizing that over 70% of our workforce operates outside of an office, we understand the critical importance of maintaining robust employee engagement and providing avenues for employee input. To achieve this, we employ a variety of feedback mechanisms. These include annual employee surveys, regular company-wide email communications and periodic town hall meetings. These platforms serve a dual purpose: they not only disseminate crucial company updates from our leadership but also provide opportunities for active employee participation and involvement.
Our leadership team takes a hands-on approach to addressing the feedback received through these channels. This practice is a testament to our commitment to not just listen, but to act on employee input, working to foster a culture where every voice is valued and can lead to tangible, positive changes. This approach has been met with success, as evidenced by a notable increase in our employee satisfaction scores in 2023 compared to 2022.
In 2023, Everi proudly continued its recognition as an exemplary employer through various prestigious programs. Participating in both the 'Top Workplaces' and 'Great Place to Work' initiatives, we benchmark our employee experience against thousands of organizations nationwide. This year, the Company was honored with seven distinct national awards, underscoring our employees' confidence in our leadership, employee well-being, and innovation among others. Notably, we maintained our status as a Nevada Top Workplace and again secured the Greater Austin Top Workplace title. Our overseas Technology Development Centers also continued their streak as a Great Place to Work in India. This marks the third consecutive year of Everi being recognized as both a Top Workplace and a Great Place to Work, a testament to our unwavering commitment to fostering an exceptional work environment.
Employee Development and Training
Everi is dedicated to fostering the growth and development of our employees through a multifaceted training program. We provide specialized leadership training and development courses for newly hired or promoted leaders, equipping them with the skills necessary for their new roles. Additionally, our online learning platform offers an extensive catalog of courses accessible to all employees. This catalog covers a broad spectrum of topics, essential for both leadership and professional development. Key areas include conflict management, effective delegation, understanding unconscious bias, recognizing team achievements, and techniques for coaching and delivering constructive feedback.
Recognizing the importance of holistic development, our program also includes training in vital soft skills. Courses on emotional intelligence, email etiquette, and developing a professional presence are designed to support each employee's personal and professional journey. We believe that investing in such diverse training opportunities not only enhances individual capabilities but also contributes significantly to the overall success and culture of our organization.
Talent Acquisition and Diverse Recruiting
The Recruitment Team at Everi is dedicated to sourcing talent from a wide array of channels, particularly recognizing the increasing prevalence of remote work. By leveraging advanced tools and systems, we minimize geographic limitations, thereby broadening our talent pool. This approach is especially beneficial in today’s competitive job market, allowing us to fill a variety of roles, including those requiring specific, in-demand skills. We are regularly enhancing our recruitment strategies to identify and attract new, untapped talent, supporting the growth and diversification of our business.
At Everi, we understand that creativity and innovation are the fruits of diverse backgrounds and perspectives. To foster a more diverse workplace, we employ a blind resume screening process for initial applicants. This method focuses on evaluating talent, experience, and qualifications without the influence of certain demographic information to help provide a fair and unbiased selection process. Additionally, we are proactive in expanding our reach to new candidates. A dedicated member of our Recruitment Team actively collaborates with various educational institutions, professional associations and student organizations. This collaboration not only provides support and information to diverse groups of students and job seekers but also helps us discover potential candidates for our open positions. Through these efforts, we are committed to nurturing an inclusive and dynamic workforce that reflects the diverse world in which we operate.
Employee Health and Wellness
Everi considers the health and safety of our employees to be of paramount importance. We have policies in place to monitor the working conditions of our employees and implement measures to protect their health, safety, and well-being.
At Everi, we seek to recognize the diverse needs of our workforce and have tailored our benefits program accordingly. We aim to provide competitive and comprehensive options that are both valuable and accessible to our employees. Our benefits package encompasses a wide range of offerings. These include extensive medical, dental and wellness programs, flexible time-off plans and paid holidays, flexible spending accounts, and a 401(k) retirement plan complimented by a company match on employee contributions. Additionally, we offer financial wellness services to support our employees’ overall financial health.
To align our benefits with our employees' needs, we conduct an annual employee benefits survey. This survey serves as a crucial tool for gathering feedback directly from our employees. We actively use this input to refine and enhance our benefits offerings, demonstrating our commitment to regularly improving the work-life balance and overall satisfaction of our workforce.
Everi strives to be steadfast in its commitment to adhering to relevant laws and regulations concerning workplace health and safety, as well as emergency and disaster recovery protocols. Our approach is proactive and informed, as we consistently draw upon the expertise of leading national health organizations. This strategy is integral to our operations, particularly in navigating the macroenvironment and its challenges. Our primary objective is safeguarding our employees, protecting them from potential harm. By staying abreast of and responsive to the latest guidance and best practices, we strive to maintain a safe and secure working environment for all.
Seasonality
Our revenues and cash flows may fluctuate throughout the year driven by seasonality, among other factors. Historically, we have generally experienced higher operating income during the first half of a year and lower operating results during the second half of a year; however, such fluctuations do not have a material impact on our revenues and cash flow.
Government Regulation
General
We are subject to a number of gaming and financial institution laws and regulations and believe that we are in substantial compliance with these laws and regulations. We have designed a diligent internal compliance program governing our business activities, as well as legal requirements generally applicable to publicly traded companies. The compliance program is directed on a day-to-day basis by our Chief Legal Officer, who also serves as Chief Compliance Officer. Legal advice is provided by attorneys from the Company’s legal department and outside experts. The compliance program is overseen by the Corporate Compliance Committee, which includes an independent member. While complying with these regulations can require significant time and resources, we do not believe it results in costs that materially impact our earnings, capital expenditures, or competitive position. Despite our compliance efforts, we can give no assurance that our business activities or the activities of our customers in the gaming industry will not be subject to any regulatory or legal enforcement proceedings in the future.
Gaming Regulation
The gaming industry is highly regulated under legal systems that frequently evolve and change based on governmental public policies. Various aspects of our business are subject to comprehensive laws, regulations, and ordinances applicable to the ownership, management, and operation of gambling operators, the manufacture and distribution of gaming devices, as well as certain financial services conducted at such operators. The stated policies and other purposes behind such laws, regulations, and ordinances are generally to: (i) secure the public’s trust and confidence in legalized gambling through a system of mandated regulation, internal controls, accounting practices, and operating procedures; and (ii) promote economic activity for the state, county, and local governments through revenue opportunities emanating from taxes, licensing fees, and other economic benefits arising out of gambling and related activities.
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

Anti-Money Laundering and Sanctions. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering program. Our anti-money laundering program includes the following: internal policies, procedures, and controls designed to identify and report money laundering, a designated compliance officer, ongoing employee training programs, an independent audit function to test the program, and customer due diligence. In addition, the financial access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming operator customers are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR in certain circumstances where we provide our financial access services directly to patrons. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming operator customers, in situations where our financial access services are provided through gaming operator cashier personnel, and we, in situations where we provide our financial access services, are required to file a CTR of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day. Our CashClub® product can assist in identifying transactions that give rise to reporting obligations.
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
Network and Card Association Regulations. In addition to the governmental regulations described above, some of our services are also subject to rules promulgated by various payment networks, EFT networks, and card associations. For example, we must comply with the PCI Data Security Standard. We have been designated as a compliant service provider under the PCI Data Security Standard. We must be certified to maintain our status as a compliant service provider on an annual basis.
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
We have in the past and may again experience various difficulties related to our supply chain, particularly with respect to international third-party suppliers of our components, that could cause significant production delays. If we are unable to obtain these components from our established third-party vendors, we could be required to either redesign our products to function with alternate third-party products or to develop or manufacture these components ourselves, which would result in increased costs and could result in delays in the deployment of our financial service products, gaming systems and player terminals. Furthermore, we might be forced to limit the features available in our current or future offerings.
•Our net operating losses and other tax credit carry-forwards are subject to limitations that could potentially reduce these tax assets.
As of December 31, 2023, we had tax effected state net operating loss (“NOL”) carry-forwards of approximately $4.1 million, federal research and development credit carry-forwards of approximately $17.1 million, federal solar tax credit carry-forwards of approximately $0.5 million, and Australia NOL carry-forwards of approximately $1.1 million.
Our state NOL carry-forwards will expire between 2025 and 2041. Our federal research and development credits are limited to a 20 year carry-forward period and will begin to expire in varying amounts in 2037, if not utilized. Our federal solar tax credit is limited to a 22 year carry-forward period and will expire in 2045, if not utilized, at which time one-half of any unused credit can be deducted. Our Australia NOL carry-forwards can be carried forward indefinitely.
Based on the weight of available evidence, including both positive and negative indicators, if it is more likely than not that a portion, or all, of the deferred tax assets will not be realized, we must consider recording a valuation allowance. Greater weight is given to evidence that is objectively verifiable, most notably historical results. As of December 31, 2023, we placed a full valuation allowance on the Australia net deferred tax assets of $1.1 million, among other foreign items, as we evaluated negative evidence noting a three-year cumulative loss in Australia. As of December 31, 2023, approximately $0.6 million of our valuation allowance relates to certain state NOL carry-forwards that we estimate are not more likely than not to be realized.
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
In the event of a natural or human-caused disaster or other catastrophic event, the operations of gaming operators could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall, and other extreme weather conditions often deter our customer’s patrons from traveling to or make it difficult for them to frequent the sites where our games and FinTech equipment are installed. Similarly, public health crises, such as the outbreak of communicable diseases like COVID-19, often deter patrons from visiting our customer’s gaming operators. If any of those sites, where a significant number of our games and FinTech equipment is installed, either individually or simultaneously experienced adverse weather conditions or other catastrophic events, our results of business, financial condition, and operations could be materially and adversely affected. From time to time, the impact of weather-related natural disasters has resulted in business disruption at certain of our locations as well as our customers’ facilities and may do so in the future.
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
•The global COVID-19 pandemic had, and may in the future have, a material adverse impact on our operations and financial performance, as well as on the operations and financial performance of the customers and suppliers in the gaming industry that we serve.
The COVID-19 pandemic negatively impacted the global economy, with particular impact to the gaming industry, disrupted global supply chains, temporarily lowered equity market valuations, created significant volatility and disruption in the financial markets, and increased unemployment levels. Consequently, demand for our products and services could be impacted in the future as a result of decreases in gaming activity, whether resulting from the COVID-19 pandemic or other public health crises, uncertainty in the economy or industry, supply chain disruptions, or other for reasons. The extent to which the COVID-19 pandemic further impacts our business, results of operations, and financial condition, as well as our capital and liquidity ratios, will depend on future developments that are highly uncertain and cannot be predicted, including the scope and duration of the pandemic, the resurgence of its variants, and actions taken by governmental authorities and other third parties in response to the pandemic. The COVID-19 pandemic may also exacerbate the risks disclosed in this section of our Annual Report.
•The emergence of generative artificial intelligence (“GenAI”) may have material adverse impacts on our operations and financial performance, the gaming industry that we serve, our customers, and gaming patrons.
GenAI is likely to have a variety of unforeseeable impacts, the nature of which are highly uncertain and cannot be predicted, on our business and the gaming industry. Existing and new competitors using GenAI may bring new gaming products to the market, increasing competition and choices for our customers and patrons, resulting in a decrease in demand for our products. New GenAI-based or GenAI-created non-gaming products and services may emerge and compete for consumers' leisure and entertainment spending, resulting in a decrease in spending on our gaming products and services. GenAI can be used to create false and misleading information, impersonate people, and increase the effectiveness of fraudulent activities and cyberattacks, leading to increased costs of fraud and cybersecurity detection and remediation, as well as a loss in operational efficiency, reputation and revenues. GenAI can create art, music and literature with little or no human intervention, leading to disruption in the gaming industry and job displacement among our employees, customers and patrons, and affecting spending on gaming-related leisure activities. The use of GenAI tools and content in the creation of intellectual property, games and content by our employees and suppliers, whether authorized or unauthorized, may lead to third-party claims related to that intellectual property or our inability to maintain full ownership over our intellectual property, resulting in litigation, damages and license fees, or the requirement that we withdraw certain content from the marketplace, leading to loss of revenue. The recent emergence and fast growth of GenAI technology means that the full range of impacts on the Company are unknowable at this time.
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
As of December 31, 2023, we operated more than 10,558 Class II gaming units under lease or daily fixed-fee arrangements with our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed-fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, our business, financial condition, operations, or cash flows could be negatively impacted.
•Tribal gaming customers that operate Class III gaming units do so under compacts with state governments. If these tribal gaming customers are unable to maintain or renew these existing gaming compacts, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2023, we operated approximately 3,584 Class III gaming units under lease or daily fixed-fee arrangements with our tribal gaming customers. As Class III units generally perform better than Class II units, the loss of these Class III placements under lease or daily fixed-fee arrangements, if these customers are unable to renew their Class III gaming compacts and we are unable to replace these lost units with our proprietary Class II units, may negatively impact our business, financial condition, operations, or cash flows.
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
•We may not realize sufficient returns or be successful in renewing our existing or future placement and development fee agreements with casino operators to expand or develop gaming facilities.
In our gaming business, we have entered into placement fee agreements with several customers to secure long-term revenue share arrangements which include a fixed number of player terminal placements in the gaming facility. These placement fee agreements sometimes provide for the removal of our player terminal placements in the event of poor game performance with no further obligation from the gaming customer.

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
A loss of cash from the ATMs we own and for which we provide the cash to operate from our vault cash arrangements is generally our responsibility. The insurance we typically require our service providers, who either transport the cash or otherwise have access to the ATM safe, to maintain in the event cash losses occur as a result of theft, misconduct or negligence on the part of such providers may be insufficient. Cash losses at the ATM could occur in a variety of ways, such as natural disasters, fires, vandalism, and theft. Our insurance policies may not cover losses that may occur to the equipment, and any losses to the cash contained in those devices would be borne by us. An increase in the frequency and/or amounts of theft and other losses could lead to a material loss of cash and negatively impact our operating results.
Risks Related to Our Capital Structure
•The leverage restrictions on our outstanding debt could have significant adverse effects on our business, financial condition and results of operations.
As of December 31, 2023, our total indebtedness was approximately $1.0 billion, which included the senior secured term loan and senior secured revolving credit facility (“Credit Facilities”) and the senior unsecured notes due 2029 (the “2021 Unsecured Notes”), (as discussed in “Note 13 - Long Term Debt”), each of which contain restrictive covenants. Our existing borrowings could impact our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy, expose us to interest rate risk on our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness, any of which could have significant adverse effects on our business, financial condition and results of operations.

•We may not be able to generate sufficient cash to service all of our indebtedness, including the Credit Facilities and the 2021 Unsecured Notes, and fund our working capital and capital expenditures, and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
The Credit Facilities and the indenture governing the 2021 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability, among other considerations, to: incur additional indebtedness; sell assets, or consolidate, or merge with or into other companies; pay dividends, or repurchase or redeem capital stock; make certain investments; issue capital stock of our subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete.
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
As of December 31, 2023, all of our indebtedness under our Senior Credit Facilities is at variable interest rates tied to the Secured Overnight Financing Rate (“SOFR”). Any material increases to SOFR could increase the amount of interest we are required to pay under the Senior Credit Facilities and adversely affect our business and results of operations.
In addition, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. Assuming no change in the amount of cash used to supply our ATMs, an increase in SOFR would result in higher monthly fees that we must pay to obtain this supply of cash, thereby increasing our ATM operating costs. Any increase in the amount of cash required to supply our ATMs would magnify the impact of an increase in SOFR and our business could be adversely affected.
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
Our financial access business is subject to the extensive rules and regulations of the leading card associations, including VISA, MasterCard and EFT Networks. The failure by any such providers to comply with such standards could result in our being fined or being prohibited from processing transactions through VISA, MasterCard, and other card and payment networks. We also process transactions involving the use of the proprietary credit cards such as those offered by Discover Card and American Express, as well as other regional cards issued in certain international markets. The rules and regulations of the proprietary credit card networks that service these cards present risks to us that are similar to those posed by the rules and regulations of VISA, MasterCard, and other payment networks.
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
General Risk Factors
•We are impacted by increasing stakeholder interest in and legislative or regulatory requirements regarding public company performance, disclosure, and goal-setting with respect to environmental, social and governance (“ESG”) matters.
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

To the extent our ESG practices do not meet, or viewed as not meeting, evolving investor or other stakeholder expectations, then our reputation, our ability to attract or retain employees and our attractiveness as a gaming supplier, business partner or acquirer could be negatively impacted. Our failure, or perceived failure, to pursue or fulfill our goals, targets and objectives or to satisfy various reporting standards within the timelines we announce, or at all, could have similar negative impacts and expose us to government enforcement actions and private litigation.
•We may not generate profits in the future.
As a result of the interest payments on our indebtedness, amortization of intangible assets incurred in connection with our acquisitions, other related acquisition and financing costs, asset impairment charges, depreciation, and other amortization, we have experienced periods in which we were not profitable, and we may not always be able to generate profits in the future. Our ability to continue to generate net profits in the future depends, in part, on our ability to: establish strategic business relationships with new and existing customers; retain our existing customers and expand our relationships with existing customers; provide our products and services in new markets and to new customers in existing markets; develop new games or license third-party content in our Games business and develop new products and services in our FinTech business; effectively manage a larger and more diverse workforce and business; react to changes, including technological, security and regulatory changes, in the markets we target or operate in; respond to competitive developments and challenges; and attract and retain experienced and talented personnel.
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

Item 1B.  Unresolved Staff Comments.
None.
Item 1C.  Cybersecurity
Risk Management and Strategy
Everi recognizes the critical importance of developing, implementing, and maintaining the appropriate cybersecurity measures to safeguard our information systems and protect the confidentiality, integrity, and availability of our data and that of our customers or patrons. Everi has strategically integrated cybersecurity risk management into our broader risk management framework to establish a robust process for the monitoring and evaluation of cybersecurity risks in our business to promote a company-wide culture of cybersecurity risk management. This integration supports our efforts to assess and incorporate cybersecurity considerations into our decision-making processes.
Everi’s Security department, Chief Information Security Officer (CISO), and Chief Information Officer (CIO), with oversight from the CEO, lead the cybersecurity detection and risk reduction and mitigation efforts for the Company. These efforts include, but are not limited to the following:
•Monitoring logs and alerts for security issues, events, and breaches;
•Preparing and regularly testing Everi’s preparedness for attacks, incidents, and breaches, including the use of table-top exercises of simulated cyber incidents with the executive team;
•Developing policies and procedures to identify, classify, and define protection and management objectives, and define acceptable use of Company information assets;
•Deploying monitoring and data collection tools to monitor the security of devices and processes;
•Monitoring and reviewing physical and logical access to Everi data and properties to meet applicable security and regulatory requirements;
•Developing and maintaining a vulnerability identification and management program;
•Developing and maintaining a security awareness and training program; and
•Obtaining System and Organizational Controls Two certifications for products
Given the complexity and evolving nature of cybersecurity threats, Everi engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights to maintain and enhance our cybersecurity strategies and processes. Our collaboration with these third-parties includes regular audits, threat assessments, and consultation on security enhancements.
We perform due diligence on select third-party vendors by collecting and reviewing certifications when available for our vendors. Certifications and reviews of third parties’ security practices are no guarantee and of little assurance that a vendor will not suffer a breach or loss of Everi data. Along with due diligence efforts, we review vendor contracts for contractual controls, and to seek that legal recourse is available in cases of a breach and or data loss.
As of the date of this Annual Report, we have not experienced a cybersecurity incident that has or is reasonably likely to materially affect us, including our business strategy, results of operations or financial condition. While we have not experienced any material cybersecurity incidents, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Annual Report on Form 10-K under the heading “Risks Related to Our Information Technology,” which should be read in conjunction with the foregoing information.

Governance
The Board of Directors is primarily responsible for overseeing, and is regularly updated on the nature of, the Company’s efforts to manage risks associated with cybersecurity threats.
The CISO and the CIO have significant experience in information technology and cybersecurity, including over 20 years of experience each in information security and compliance, multiple security certifications, and experience building vulnerability management, application security, and security operations groups. Additionally, their experience includes payments fraud prevention and enhancing the organization's ability to safeguard against financial cyber threats, among other intrusions. Our CIO and CISO combine leadership, familiarity with and resolution of various cyber-related perils, to help mitigate these types of risks for the Company. Due to their experience in the field, they play a pivotal role in informing the Board on cybersecurity risks. They provide briefings to the Board on a quarterly basis. These briefings encompass a broad range of topics, including:
•The current cybersecurity landscape and emerging threats;
•The status of ongoing cybersecurity initiatives and strategies;
•Incident reports and learnings from any cybersecurity events; and
•The Company’s compliance with regulatory requirements and industry standards
Cybersecurity Risk, Data Risk, and Technology Infrastructure Risk are among the risks assessed by the Company’s Enterprise Risk Management Program with the oversight of an executive-level Enterprise Risk Management Committee. Information Technology, Information Security, product development, and Internal Audit managers update the CISO, CIO and CEO on technology, cybersecurity, and privacy threats, risk mitigation efforts, penetration testing, and control testing at a regular Enterprise Security Meeting.
In addition to scheduled meetings, the CISO, CIO, and CEO maintain a regular dialogue regarding emerging or potential cybersecurity risks. Together, they receive updates on significant developments in the cybersecurity domain, as needed, but no less than quarterly, supporting the Board’s proactive and responsive oversight of cybersecurity-related risks. This engagement also supports the consideration and integration of cybersecurity matters into the broader strategic objectives.
Item 2.  Properties.
We occupy real estate properties mostly in the United States and, to a lesser degree, internationally that are under lease agreements. We believe that these facilities are adequate for our business needs as presently conducted.
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Las Vegas, Nevada (1)	244,832	Corporate Headquarters and Operations	FinTech and Games
Austin, Texas (1)	51,000	Office	Games
(1)We had assembly facilities in Austin, Texas until we transitioned to our new assembly facility in Las Vegas, Nevada during the fourth quarter of 2023.
In addition, we lease additional less significant real estate properties that are used to support our products and services.
Item 3.  Legal Proceedings.
A discussion of our legal proceedings is contained in “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 14 — Commitments and Contingencies” of this Annual Report on Form 10-K and incorporated here by reference.

Item 4.  Mine Safety Disclosures.
Not applicable.

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On February 23, 2024, there were 9 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, which results in a significantly larger number of beneficial stockholders represented by these holders of record.
Dividends
We have not declared or paid any cash dividends on our capital stock as we intend to retain our earnings and utilize them for the repayment of outstanding debt and to finance the growth and development of our business. Any future change in our dividend policy will be made at the discretion of our Board of Directors, and will depend on our contractual restrictions, results of operations, earnings, capital requirements, and other factors considered relevant by our Board of Directors. In addition, the Credit Facilities and the indenture governing the 2021 Unsecured Notes limit our ability to declare and pay cash dividends.
Common Stock Repurchases
On May 3, 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were approximately 7.5 million and 5.0 million shares repurchased at an average price of $13.40 and $16.93 per share for an aggregate amount of $100.0 million and $84.3 million during the years ended December 31, 2023 and 2022, respectively. The remaining availability under the May 3, 2023 $180.0 million share repurchase program was $80.0 million as of December 31, 2023. There were no share repurchases during the year ended December 31, 2021.

Issuer Purchases and Withholding of Equity Securities
The following table includes the monthly repurchases or withholdings of our common stock during the fourth quarter ended December 31, 2023:

	Total Number of Shares Purchased or Withheld (in thousands)		Average Price Purchased or Withheld per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (4) (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (4) (in thousands)

Share Repurchases
10/1/23 - 10/31/23	471.3	(1)	$12.86	471.3	$100,000.0
11/1/23 - 11/30/23	881.5	(1)	$11.01	881.5	90,295.9
12/1/23 - 12/31/23	963.9	(1)	$10.68	963.9	80,000.0
Sub-total	2,316.7		$11.25	2,316.7	$80,000.0

Tax Withholdings
10/1/23 - 10/31/23	2.1	(2)	$10.76	—	$—
11/1/23 - 11/30/23	—		$—	—	—
12/1/23 - 12/31/23	—		$—	—	—
Sub-total	2.1		$10.76	—	$—

Total	2,318.8		$11.25	2,316.7	$80,000.0
(1)Represents the number of shares repurchased during the three months ended December 31, 2023 pursuant to the share repurchase program that our Board of Directors authorized and approved on May 3, 2023, giving us the authority to repurchase up to $180 million of our outstanding common stock over an eighteen (18) months period through November 3, 2024, which commenced in the second quarter of 2023. This share repurchase program supersedes all prior share repurchase programs. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 15 — Shareholders' Equity” for additional details.
(2)Represents the shares of common stock that were withheld from restricted stock awards and the net settlement of stock option exercises to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards and the exercise of such stock options. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards or stock options to satisfy the tax withholding obligations incident to the vesting of restricted stock awards or exercise of stock options. We withheld approximately 0.6 million, 0.7 million, and 0.5 million shares of our common stock at an aggregate purchase price of approximately $9.2 million, $12.0 million and $9.4 million for the years ended December 31, 2023, 2022 and 2021, respectively, to satisfy the minimum applicable tax withholding obligations incident to the vesting of such restricted stock awards and stock option exercises.
(3)Represents the average price per share of common stock purchased or withheld on the date of withholding.
(4)There were 2.3 million and 2.1 million shares repurchased at an average price of $11.25 and $17.00 per share for an aggregate amount of $26.1 million and $35.0 million during the three months ended December 31, 2023 and 2022, respectively. The remaining availability under the May 3, 2023 $180.0 million share repurchase program was $80.0 million as of December 31, 2023. There were no share repurchases during the three months ended December 31, 2021.

Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 1000 Index and the S&P Software and Service Index during the five-year period ended December 31, 2023. We included the S&P Software and Service Index in the Stock Performance Graph as we believe it is a more comparable metric that includes small and mid-capitalization stocks, which are similar in capitalization to our Company.
The graph assumes that $100 was invested on December 31, 2018 in our common stock, in the S&P 500 Index, the S&P 1000 Index and the S&P Software and Service Index, and that all dividends were reinvested. Research Data Group, Inc. furnished this data; and the cumulative total stockholder returns are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everi Holdings, Inc, the S&P 500 Index, S&P 1000 Index
and the S&P Software and Service Index

$450
$400
$350
$300
$250
$200
$150
$100
$50
$0
12/18
12/19
12/20
12/21
12/22
12/23
Everi Holdings, Inc
S&P 500
S&P Software and Service
S&P 1000

*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2015 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

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
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation and fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (iii) business-to-business (“B2B”) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems.
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

Impact of Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions
We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and we continue to evaluate the effects of interest rate movements on our variable rate debt and pricing pressures on our business.
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
•During the year 2023, we acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment during the second quarter of 2023. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. In addition, we expect to pay approximately $0.2 million related to an indemnity holdback, which is scheduled for release on the eighteen-month anniversary of the acquisition date. The acquisition did not have a significant impact on our financial condition or results of operations as of and for the period ended December 31, 2023.
•During the fourth quarter of 2023, we recorded a partial write-down of the definite-lived customer relationships intangible asset associated with the Intuicode Gaming Corporation (“Intuicode”) acquisition, reflected in our Games segment. The impairment loss of approximately $11.7 million was included within Operating Expenses of our Statements of Operations. The customer relationships intangible asset had a revised cost basis of $0.5 million and a remaining life of five years at December 31, 2023. In connection with this impairment recorded during the fourth quarter of 2023, we also recorded an adjustment of $1.7 million based on our revised estimate of the second earn-out payment related to the Intuicode acquisition reflected within Operating Expenses of our Statements of Operations.
•During the year 2023, we incurred an increase in interest expense, net of interest income, of $21.9 million as a result of rising interest rates in the macroeconomic environment that impacted our variable rate debt.
•During the second quarter of 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024. There were 7.5 million shares repurchased during the year ended December 31, 2023 at an average price of $13.40 per share for an aggregate amount of $100.0 million. The remaining availability under the May 2023 $180.0 million share repurchase program was $80.0 million as of December 31, 2023. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
•During the year 2022, we acquired the stock of eCash Holdings Pty Limited and wholly-owned subsidiaries (collectively “eCash”), Intuicode, and certain strategic assets of Venuetize, Inc. (“Venuetize”) and made an initial cash payment of $15.0 million, $12.5 million and $18.2 million at the closing of each transaction, respectively. The acquisitions did not have a significant impact on our financial condition or results of operations as of and for the period ended December 31, 2023.
As a result of these events, together with macro-economic volatility and global instability, our employment constraints and supply chain disruptions, our results of operations and earnings per share in the periods covered by our Financial Statements may not be directly comparable.
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
•Disruption of global supply chains related to macro-economic volatility, including inflation and interest rate movements, and global instability may negatively impact the anticipated increase in sales of gaming equipment in 2024.
•We face continued competition from competitors in the gaming financial access market, as well as from larger gaming equipment manufacturers and systems providers. This competition continues to contribute to ongoing pricing pressure for both our Games and FinTech businesses.
•We continue to remain competitive in the gaming supplier space by launching new cabinet form factors and game theme software titles, which may be either delayed or not received well by casino operators that could negatively impact our outlook of sales in 2024.
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
Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments see “Item 1. Business” and “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 19 — Segment Information” included in this Annual Report on Form 10-K.

Results of Operations
Year ended December 31, 2023 compared to the year ended December 31, 2022
The following table presents our Results of Operations as reported for the year ended December 31, 2023 compared to the year ended December 31, 2022 (amounts in thousands)*:

	Year Ended
	December 31, 2023		December 31, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$304,132	38%	$292,873	37%	$11,259	4%
Gaming equipment and systems	125,022	15%	143,553	18%	(18,531)	(13)%
Games total revenues	429,154	53%	436,426	56%	(7,272)	(2)%
FinTech revenues
Financial access services	225,054	28%	206,860	26%	18,194	9%
Software and other	99,490	12%	80,232	10%	19,258	24%
Hardware	54,123	7%	59,001	8%	(4,878)	(8)%
FinTech total revenues	378,667	47%	346,093	44%	32,574	9%
Total revenues	807,821	100%	782,519	100%	25,302	3%
Costs and expenses
Games cost of revenues (1)
Gaming operations	35,205	4%	25,153	3%	10,052	40%
Gaming equipment and systems	72,191	9%	86,638	11%	(14,447)	(17)%
Games total cost of revenues	107,396	13%	111,791	14%	(4,395)	(4)%
FinTech cost of revenues (1)
Financial access services	11,064	1%	10,186	1%	878	9%
Software and other	6,159	1%	4,125	1%	2,034	49%
Hardware	36,621	5%	39,220	5%	(2,599)	(7)%
FinTech total cost of revenues	53,844	7%	53,531	7%	313	1%
Operating expenses	260,931	32%	216,959	28%	43,972	20%
Research and development	67,633	8%	60,527	8%	7,106	12%
Depreciation	78,691	10%	66,801	9%	11,890	18%
Amortization	60,042	7%	59,558	8%	484	1%
Total costs and expenses	628,537	78%	569,167	73%	59,370	10%
Operating income	179,284	22%	213,352	27%	(34,068)	(16)%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2023		December 31, 2022		2023 vs 2022
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	77,693	10%	55,752	7%	21,941	39%
Total other expenses	77,693	10%	55,752	7%	21,941	39%
Income before income tax	101,591	13%	157,600	20%	(56,009)	(36)%
Income tax provision	17,594	2%	37,111	5%	(19,517)	(53)%
Net income	$83,997	10%	$120,489	15%	$(36,492)	(30)%
* Rounding may cause variances.
Total Revenues
Total revenues increased by approximately $25.3 million, or 3%, to approximately $807.8 million for the year ended December 31, 2023, as compared to the prior year. This was primarily due to lower Games revenues, partially offset by the higher FinTech revenues described below.
Games revenues decreased by approximately $7.3 million, or 2%, to approximately $429.2 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to a decrease in the number of electronic gaming machines sold, partially offset by over a $600 higher average selling price per unit and continued results from our HHR and bingo solutions reflected in our gaming equipment and systems revenues. The decrease in Games revenues was also partially offset by the contribution from our bingo solutions and growth in our interactive and digital offerings reflected in our gaming operations revenues.

FinTech revenues increased by approximately $32.6 million, or 9%, to approximately $378.7 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to an increase in both transaction and dollar volumes reflected in our financial access services revenues associated with continued strength in the gaming industry. In addition, we had continued results from software sales and support related services attributable to our kiosk, loyalty and compliance solutions and from acquired businesses reflected in our software and other revenues. The increase in FinTech revenues was partially offset by fewer kiosks unit sales, tempered by more loyalty unit sales with higher average selling prices reflected in our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $59.4 million, or 10%, to approximately $628.5 million for the year ended December 31, 2023, as compared to the prior year. This was primarily due to the movements in costs and expenses described below.
Games cost of revenues decreased by approximately $4.4 million, or 4%, to approximately $107.4 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to the reduced variable costs associated with the lower unit sales reflected in our gaming equipment systems cost of revenues. The decrease in Games cost of revenues was partially offset by the additional costs related to our installed base of leased machines and the variable costs from our bingo integrated electronic gaming tablets reflected in our gaming operations cost of revenues.

FinTech cost of revenues increased by approximately $0.3 million, or 1%, to approximately $53.8 million for the year ended December 31, 2023, as compared to the prior year. This change was primarily due to the increased variable costs related to software from our kiosk and loyalty solutions, hardware from our loyalty unit sales, and financial access services from our check warranty offering. The increase in FinTech cost of revenues was partially offset by the reduced variable costs of hardware associated with the lower kiosk unit sales.

Operating expenses increased by approximately $44.0 million, or 20%, to approximately $260.9 million for the year ended December 31, 2023, as compared to the prior year. This was due in large part to an impairment charge of $11.7 million with respect to a partial write-down of the definite-lived customer relationships intangible asset related to our Intuicode acquisition, partially offset by an adjustment recorded in connection with our second earn-out payment related to the same transaction, each of which were reflected in our Games segment. In addition, the increase in operating expenses was related to increases in inventory and occupancy costs mostly associated with the move to our new manufacturing facility in Las Vegas, Nevada during the fourth quarter of 2023 in an effort to consolidate our warehousing operations, which impacted both our Games and FinTech segments. We also incurred higher payroll and related expenses to support the growth of our existing operations and new employees from acquisitions in our FinTech and Games segments. We also incurred higher expenses for software licensing and additional employee travel and related costs in our Games and FinTech segments. The increase in operating expenses was partially offset by lower legal costs due to higher costs incurred in the prior period due to litigation activities from existing proceedings in our Games and FinTech segments.

Research and development expense increased by approximately $7.1 million, or 12%, to approximately $67.6 million for the year ended December 31, 2023, as compared to the prior year. This was primarily due to the growth in our operations and expenses from our acquired businesses in our Games and FinTech segments.

Depreciation expense increased by approximately $11.9 million, or 18%, to approximately $78.7 million for the year ended December 31, 2023, as compared to the prior year. This was primarily associated with the shortening of estimated remaining useful lives that were no longer supportable for certain fixed assets and an increase in capital spending related to acquired businesses in our Games segment.

Amortization expense was relatively consistent at $60.0 million for the year ended December 31, 2023, as compared to the prior year.
Primarily as a result of the factors described above, our operating income decreased by approximately $34.1 million, or 16%, and resulted in an operating income of approximately $179.3 million for the year ended December 31, 2023, as compared to the prior year. The operating income margin was 22% for the year ended December 31, 2023 compared to an operating income margin of 27% for the prior year.
Interest expense, net of interest income, increased by approximately $21.9 million, or 39%, to approximately $77.7 million for the year ended December 31, 2023, as compared to the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. This was partially offset by interest earned of approximately $12.1 million on our cash balances due to rising interest rates throughout the year.
Income tax provision decreased by $19.5 million to approximately $17.6 million for the year ended December 31, 2023, as compared to the prior year. The income tax provision for the year ended December 31, 2023 reflected an effective income tax rate of 17.3%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes, compensation deduction limitations and a net operating loss limitation. The income tax provision of $37.1 million for the year ended December 31, 2022 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities. For additional information, refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Income Taxes”.
Primarily as a result of the factors described above, we had net income of approximately $84.0 million for the year ended December 31, 2023, as compared to a prior year net income of approximately $120.5 million.

Year ended December 31, 2022 compared to year ended December 31, 2021:
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
Income tax benefit increased by $89.0 million to approximately $37.1 million for the year ended December 31, 2022, as compared to the prior year. The income tax provision for the year ended December 31, 2022 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities. The income tax benefit of $51.9 million for the year ended December 31, 2021 reflected an effective income tax rate of negative 51.4%, which was less than the statutory federal rate of 21.0%, primarily due to a decrease in our valuation allowance as we removed the full valuation allowance on our federal and certain states deferred tax assets. For additional information, refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Income Taxes”.
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
Business Combinations
We completed an acquisition for purchase consideration of approximately $61.5 million during the year ended December 31, 2023, specifically the acquisition of VKGS LLC. This acquisition resulted in us recording a significant amount of identified intangible assets and goodwill.
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
Goodwill
We had approximately $737.8 million of goodwill, of which approximately $484.4 million was related to our Games reporting unit, on our Balance Sheets at December 31, 2023 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.
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

Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2023	2022
Balance sheet data
Total assets	$2,123,870	$1,918,243
Total borrowings	974,465	977,995
Total stockholders’ equity	226,142	217,641
Cash available
Cash and cash equivalents	$267,215	$293,394
Settlement receivables	441,852	263,745
Settlement liabilities	(662,967)	(467,903)
Net cash position (1)	46,100	89,236
Undrawn revolving credit facility	125,000	125,000
Net cash available (1)	$171,100	$214,236
(1)Non-GAAP financial measure. In order to enhance investor understanding of our cash balance, we are providing in this Annual Report on Form 10-K our Net Cash Position and Net Cash Available, which are not measures of financial position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. We define our (i) Net Cash Position as cash and cash equivalents plus settlement receivables less settlement liabilities; and (ii) Net Cash Available as Net Cash Position plus undrawn amounts available under our Revolving Credit Facility. Our Net Cash Position and Net Cash Available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
As of December 31, 2023, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at December 31, 2023 included cash in non-U.S. jurisdictions of approximately $22.0 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will also be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. We monitor the financial strength of our lenders on an ongoing basis using publicly available information. Based upon available information, we believe our lenders should be able to honor their commitments under the Amended Credit Agreement (defined in “Note 13 — Long-Term Debt”).

Cash Flows
The following table presents a summary of our cash flow activity for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Year Ended December 31,			$ Change
	2023	2022	2021	2023 vs 2022	2022 vs 2021
		As adjusted	As adjusted		As adjusted
Cash flow activities
Net cash provided by operating activities	$292,230	$272,094	$360,165	$20,136	$(88,071)
Net cash used in investing activities	(204,307)	(178,791)	(120,447)	(25,516)	(58,344)
Net cash used in financing activities	(110,941)	(100,568)	(188,359)	(10,373)	87,791
Effect of exchange rates on cash and cash equivalents	461	(1,398)	18	(1,859)	(1,416)
Cash and cash equivalents and restricted cash
Net (decrease) increase for the period	(22,557)	(8,663)	51,377	(13,894)	(60,040)
Balance, beginning of the period	295,063	303,726	252,349	(8,663)	51,377
Balance, end of the period	$272,506	$295,063	$303,726	$(22,557)	$(8,663)
Cash flows provided by operating activities increased by approximately $20.1 million for the year ended December 31, 2023, as compared to the prior year. This was primarily attributable to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments. Cash flows provided by operating activities decreased by approximately $88.1 million for the year ended December 31, 2022, as compared to the prior year. This was primarily attributable to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment and reduced placement fees from our Games segment. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
Cash flows used in investing activities increased by approximately $25.5 million for the year ended December 31, 2023, as compared to the prior year. This was primarily attributable to our acquisition activities and an increase in capital expenditures in our Games segment, partially offset by reduced capital expenditures in our FinTech segment. Cash flows used in investing activities increased by approximately $58.3 million for the year ended December 31, 2022, as compared to the prior year. This was primarily attributable to our acquisition activities and an increase in capital expenditures in our Games and FinTech segments.
Cash flows used in financing activities increased by approximately $10.4 million for the year ended December 31, 2023, as compared to the prior year. This was primarily attributable to share repurchase activities, together with payments of contingent consideration from our Games and FinTech segments, partially offset by proceeds from option exercise activities. Cash flows used in financing activities decreased by approximately $87.8 million for the year ended December 31, 2022, as compared to the prior year. This was primarily attributable to the debt refinancing activities in the prior year, together with payments of contingent consideration from our FinTech segment, partially offset by increased share repurchase activities and reduced option exercise activities.
For additional information regarding the as adjusted prior year cash flow activities see “Reclassification of Balances” in “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies" and “Item 8 —

Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 — Error Correction of an Immaterial Prior Year Misstatement.”
Capital Expenditures
For the year ended December 31, 2023, cash paid for capital expenditures totaled $145.1 million, of which $117.0 million and $28.1 million were related to our Games and FinTech segments, respectively. For the year ended December 31, 2022, cash paid for capital expenditures totaled $127.6 million, of which $96.0 million and $31.6 million, were related to our Games and FinTech segments, respectively.
Long-Term Debt
At December 31, 2023, we had approximately $587 million of borrowings outstanding under the Term Loan and there were no borrowings outstanding under the Revolver. We had $125 million of additional borrowing availability under the Revolver as of December 31, 2023. At December 31, 2023, we had $400 million outstanding under our 2021 Unsecured Notes.
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Long-Term Debt.”
Contractual Obligations
Our contractual obligations are summarized below as of December 31, 2023 (in thousands):

	Total	2024	2025	2026	2027	2028	Thereafter
Contractual obligations
Debt obligations (1)	$986,500	$6,000	$6,000	$6,000	$6,000	$562,500	$400,000
Estimated interest obligations (2)	268,487	63,483	55,849	54,351	54,343	20,461	20,000
Lease obligations (3)	42,901	8,575	8,551	5,012	3,083	2,864	14,816
Purchase obligations (4)	149,191	113,944	24,418	5,266	4,438	1,125	—
Acquisition related obligations (5)	9,225	8,475	750	—	—	—	—
Total contractual obligations	$1,456,304	$200,477	$95,568	$70,629	$67,864	$586,950	$434,816
 (1) In connection with the Term Loan, we are required to make quarterly principal payments with the remaining principal being due on the maturity date. The 2021 Unsecured Notes do not require a quarterly principal payment with the final principal repayment installment being due on the maturity date. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Long-Term Debt”
(2)Estimated interest payments were computed using the interest rate in effect at December 31, 2023 multiplied by the principal balance outstanding.
(3)Our lease obligations primarily consist of real estate arrangements we enter into with third parties. During the fourth quarter of 2023, the Company commenced a real estate lease with a term of ten years and future minimum lease payments of approximately $27.3 million. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 4 — Leases.”
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

(5)Represents our obligations under the purchase agreements, including eCash, Intuicode, Venuetize and Video King. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Business Combinations.”
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
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Consolidated Statements of Operations, were approximately $20.4 million, $9.3 million, and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. The usage fees increased in the current year as compared to the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions.
We are exposed to interest rate risk to the extent that the applicable federal funds rate increases. Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balances of funds provided in connection with this arrangement were approximately $388.5 million and $444.6 million as of December 31, 2023 and 2022, respectively.
For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Funding Agreements.”
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2023, 2022, and 2021.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by our primary third-party vendor was approximately $388.5 million as of December 31, 2023; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.9 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.59% for the year ended December 31, 2023. Based upon the outstanding balance of the Term Loan of $586.5 million as of December 31, 2023, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.9 million on interest expense over a 12-month period.
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

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Everi Holdings Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Everi Holdings Inc. and subsidiaries (the Company) as of December 31, 2023, the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 29, 2024 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Acquisition of Video King

Description of the Matter
On May 1, 2023, the Company completed its acquisition of VKGS LLC (“Video King”) for net consideration of $61.5 million, as disclosed in Note 5 to the consolidated financial statements. The transaction was accounted for as a business combination, which requires that the assets acquired and liabilities assumed be recognized at their acquisition date fair values.
Auditing the Company's accounting for its acquisition of Video King was complex due to the estimation in the Company’s determination of the fair value of identified intangible assets of $25.8 million, which principally consisted of developed technology and customer relationships. The Company used a discounted cash flow model to measure the developed technology and customer relationship intangible assets. The assumptions used to estimate the value of the intangible assets included discount rates and revenue growth rate, which are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the Company's controls over its accounting for the Video King acquisition. For example, we tested controls over the valuation process supporting the recognition and measurement of consideration transferred, developed technology and customer-related intangible assets. We also tested management’s review of assumptions used in the valuation models.
To test the estimated fair value of the developed technology and customer-related intangible assets, we performed audit procedures that included, among others, evaluating the Company's selection of the valuation methodology, evaluating the methods and assumptions used by the Company's valuation specialist, and evaluating the completeness and accuracy of the underlying data supporting the assumptions and estimates. We involved our valuation specialists to assist in the evaluation of the methodology and significant assumptions included in the fair value estimates. We also compared the significant assumptions used to third-party industry projections for the specific gaming market in which Video King operates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2023.
Las Vegas, Nevada
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Everi Holdings Inc. and Subsidiaries
Las Vegas, NV
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheet of Everi Holdings Inc. and subsidiaries (the “Company”) as of December 31, 2022, the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity (deficit), and cash flows for each of the two years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
We served as the Company's auditor from 2015 to 2023.
/s/ BDO USA, LLP
Las Vegas, Nevada
February 28, 2023

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues
Games revenues
Gaming operations	$304,132	$292,873	$272,885
Gaming equipment and systems	125,022	143,553	103,844
Games total revenues	429,154	436,426	376,729
FinTech revenues
Financial access services	225,054	206,860	178,019
Software and other	99,490	80,232	67,797
Hardware	54,123	59,001	37,840
FinTech total revenues	378,667	346,093	283,656
Total revenues	807,821	782,519	660,385
Costs and expenses
Games cost of revenues (1)
Gaming operations	35,205	25,153	21,663
Gaming equipment and systems	72,191	86,638	60,093
Games total cost of revenues	107,396	111,791	81,756
FinTech cost of revenues (1)
Financial access services	11,064	10,186	6,779
Software and other	6,159	4,125	4,129
Hardware	36,621	39,220	22,785
FinTech total cost of revenues	53,844	53,531	33,693
Operating expenses	260,931	216,959	188,900
Research and development	67,633	60,527	39,051
Depreciation	78,691	66,801	61,487
Amortization	60,042	59,558	57,987
Total costs and expenses	628,537	569,167	462,874
Operating income	179,284	213,352	197,511
Other expenses
Interest expense, net of interest income	77,693	55,752	62,097
Loss on extinguishment of debt	—	—	34,389
Total other expenses	77,693	55,752	96,486
Income before income tax	101,591	157,600	101,025
Income tax provision (benefit)	17,594	37,111	(51,900)
Net income	83,997	120,489	152,925
Foreign currency translation gain (loss)	730	(2,742)	(264)
Comprehensive income	$84,727	$117,747	$152,661
(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2023	2022	2021
Earnings per share
Basic	$0.96	$1.33	$1.71
Diluted	$0.91	$1.24	$1.53
Weighted average common shares outstanding
Basic	87,176	90,494	89,284
Diluted	91,985	97,507	99,967
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$267,215	$293,394
Settlement receivables	441,852	263,745
Trade and other receivables, net of allowances for credit losses of $5,210 and $4,855 at December 31, 2023 and December 31, 2022, respectively	107,933	118,895
Inventory	70,624	58,350
Prepaid expenses and other current assets	43,906	38,822
Total current assets	931,530	773,206
Non-current assets
Property and equipment, net	152,704	133,645
Goodwill	737,804	715,870
Other intangible assets, net	234,138	238,275
Other receivables	29,015	27,757
Deferred tax assets, net	598	1,584
Other assets	38,081	27,906
Total non-current assets	1,192,340	1,145,037
Total assets	$2,123,870	$1,918,243
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$662,967	$467,903
Accounts payable and accrued expenses	215,530	217,424
Current portion of long-term debt	6,000	6,000
Total current liabilities	884,497	691,327
Non-current liabilities
Deferred tax liabilities, net	13,762	5,994
Long-term debt, less current portion	968,465	971,995
Other accrued expenses and liabilities	31,004	31,286
Total non-current liabilities	1,013,231	1,009,275
Total liabilities	1,897,728	1,700,602
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2023 and December 31, 2022, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 123,179 and 83,738 shares issued and outstanding at December 31, 2023, respectively, and 119,390 and 88,036 shares issued and outstanding at December 31, 2022, respectively	123	119
Additional paid-in capital	560,945	527,465
Retained earnings (accumulated deficit)	62,731	(21,266)
Accumulated other comprehensive loss	(3,467)	(4,197)
Treasury stock, at cost, 39,441 and 31,353 shares at December 31, 2023 and December 31, 2022, respectively	(394,190)	(284,480)
Total stockholders’ equity	226,142	217,641
Total liabilities and stockholders’ equity	$2,123,870	$1,918,243
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2023	2022	2021

Cash flows from operating activities
Net income	$83,997	$120,489	$152,925
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	78,691	66,801	61,487
Amortization	60,042	59,558	57,987
Non-cash lease expense	6,096	4,847	4,401
Amortization of financing costs and discounts	2,854	2,854	3,937
Loss on sale or disposal of assets	1,467	591	1,658
Accretion of contract rights	9,340	9,578	9,318
Provision for credit losses	11,623	10,115	7,540
Deferred income taxes	8,754	32,618	(52,077)
Reserve for inventory obsolescence	1,220	792	2,275
Write-down of assets	13,629	—	—
Loss on extinguishment of debt	—	—	34,389
Stock-based compensation	18,711	19,789	20,900
Adjustment to acquisition contingent consideration	(1,766)	—	—
Other non-cash items	—	—	53
Changes in operating assets and liabilities:
Settlement receivables	(177,947)	(174,604)	(28,624)
Trade and other receivables	91	(30,974)	(37,617)
Inventory	(11,954)	(26,314)	(3,755)
Prepaid expenses and other assets	374	(25,717)	(10,219)
Settlement liabilities	194,878	176,274	118,651
Accounts payable and accrued expenses	(7,870)	25,944	48,401
Placement fee agreements	—	(547)	(31,465)
Net cash provided by operating activities	292,230	272,094	360,165
Cash flows from investing activities
Capital expenditures	(145,108)	(127,568)	(104,708)
Acquisitions, net of cash acquired	(59,405)	(51,450)	(16,000)
Proceeds from sale of property and equipment	206	227	261
Net cash used in investing activities	(204,307)	(178,791)	(120,447)
EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2023	2022	2021

Cash flows from financing activities
Proceeds from term loan	—	—	600,000
Repayments of term loan	(6,000)	(6,000)	(1,500)
Repayments of prior term loan	—	—	(735,500)
Repayment of prior incremental term loan	—	—	(124,375)
Proceeds from 2021 unsecured notes	—	—	400,000
Repayments of 2017 unsecured notes	—	—	(285,381)
Fees associated with debt transactions — new debt	—	—	(19,797)
Fees associated with debt transactions — prior debt	—	—	(20,828)
Proceeds from exercise of stock options	13,739	1,921	18,251
Treasury stock - equity award activities, net of shares withheld	(8,151)	(11,969)	(9,354)
Treasury stock - repurchase of shares	(100,000)	(84,347)	—
Payment of acquisition contingent consideration	(10,529)	(173)	(9,875)
Net cash used in financing activities	(110,941)	(100,568)	(188,359)
Effect of exchange rates on cash and cash equivalents	461	(1,398)	18
Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(22,557)	(8,663)	51,377
Balance, beginning of the period	295,063	303,726	252,349
Balance, end of the period	$272,506	$295,063	$303,726

	Year Ended December 31,
	2023	2022	2021
Supplemental cash disclosures
Cash paid for interest	$86,528	$54,749	$51,224
Cash paid for income tax, net of refunds	5,481	4,522	1,062
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$4,408	$3,222	$3,690
Transfer of leased gaming equipment to inventory	6,719	9,588	8,782

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Treasury Stock	Equity
Balance, January 1, 2021	111,872	$112	$466,614	$(294,620)	$(1,191)	$(178,813)	$(7,898)
Net income	—	—	—	152,925	—	—	152,925
Dissolution adjustment	—	—	—	(60)	—	—	(60)
Foreign currency translation	—	—	—	—	(264)	—	(264)
Stock-based compensation expense	—	—	20,900	—	—	—	20,900
Exercise of warrants	378	—	—	—	—	—	—
Exercise of options	3,180	3	18,248	—	—	—	18,251
Restricted stock vesting, net of shares withheld	1,566	2	(5)	—	—	(9,351)	(9,354)
Balance, December 31, 2021	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	120,489	—	—	120,489
Foreign currency translation	—	—	—	—	(2,742)	—	(2,742)
Stock-based compensation expense	—	—	19,789	—	—	—	19,789
Exercise of options	333	—	1,921	—	—	—	1,921
Restricted stock vesting, net of shares withheld	2,061	2	(2)	—	—	(11,969)	(11,969)
Repurchase of shares	—	—	—		—	(84,347)	(84,347)
Balance, December 31, 2022	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641
Net income	—	—	—	83,997	—	—	83,997
Foreign currency translation	—	—	—	—	730	—	730
Stock-based compensation expense	—	—	18,711	—	—	—	18,711
Exercise of options, net of shares withheld	2,061	2	14,773	—	—	(1,056)	13,719
Restricted stock vesting, net of shares withheld	1,728	2	(4)	—	—	(8,149)	(8,151)
Repurchase of shares	—	—	—	—	—	(100,505)	(100,505)
Balance, December 31, 2023	123,179	$123	$560,945	$62,731	$(3,467)	$(394,190)	$226,142

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our audited consolidated financial statements and notes thereto as our “Financial Statements”; (ii) our audited Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations”; (iii) our audited Consolidated Balance Sheets as our “Balance Sheets”; and (iv) our audited Consolidated Statements of Cash Flows as our “Statements of Cash Flows.”
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
Everi Games provides gaming operators with gaming technology and entertainment products and services, including: (i) gaming machines, primarily comprising Class II, Class III and Historic Horse Racing (“HHR”) slot machines placed under participation and fixed-fee lease arrangements or sold to casino customers; (ii) providing and maintaining the central determinant systems for the video lottery terminals (“VLTs”) installed in the State of New York and similar technology in certain tribal jurisdictions; (iii) business-to-business (“B2B”) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems.
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
Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions
We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and we continue to evaluate the effects of interest rate movements on our variable rate debt and pricing pressures on our business.
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

Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows for the years ended December 31, 2023, 2022, and 2021, respectively (in thousands).

		Year Ended December 31,
	Classification on our Balance Sheets	2023	2022	2021
Cash and cash equivalents	Cash and cash equivalents	$267,215	$293,394	$302,009
Restricted cash — current	Prepaid expenses and other current assets	5,190	1,568	1,616
Restricted cash — non-current	Other assets	101	101	101
Total		$272,506	$295,063	$303,726
Property and Equipment
Property and equipment are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the estimated life of the assets, generally one to five years. Assets leased to customers are included within property and equipment are stated at cost, less accumulated depreciation, and are computed using the straight-line method over the estimated life of the assets, generally two to five years. Player terminals and related components and equipment are included in our rental pool. The rental pool can be further delineated as “rental pool – deployed,” which generally consists of assets deployed at customer sites under participation or fixed fee arrangements, and “rental pool – undeployed,” which consists of assets held by us that are available for customer use. Rental pool – undeployed also consists of previously deployed units currently back with us to be refurbished awaiting re-deployment. Routine maintenance of property, equipment and leased gaming equipment is expensed in the period incurred, while major component upgrades are capitalized and depreciated over the estimated remaining useful life of the component. Sales and retirements of depreciable property are recorded by removing the related cost and accumulated depreciation from the accounts. Gains or losses on sales and retirements of property are reflected in our Statements of Operations. Property, equipment and leased assets are reviewed for impairment whenever events or circumstances indicate that their carrying amounts may not be recoverable. Impairment is indicated when future cash flows, on an undiscounted basis, do not exceed the carrying value of the asset.
Placement Fee Agreements
Periodically, we enter into long-term agreements with certain gaming establishments to secure the placement of our electronic gaming machines (“EGMs”) on casino floors. Under the terms of these placement fee agreements that we generally pay in full at the start of the term, the Company has the ability to install EGMs on the gaming floor for an extended period of time (i.e., generally multi-year agreements, with our largest agreement covering 83 months) under right to use arrangements. The gaming operations revenues generated as a result of these agreements are reduced by the accretion of contract rights, which represents the related amortization of the contract rights recorded in connection with such agreements. To the extent payments are made for these placement fee agreements to certain gaming establishments, we classify the amounts as cash outflows from operating activities in our Statements of Cash Flows.

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
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of December 31, 2023, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services, and (vii) Mobile Technologies.
Other Intangible Assets
Other intangible assets are stated at cost, less accumulated amortization, and are amortized primarily using the straight-line method. Other intangible assets consist primarily of customer relationships (rights to provide Games and FinTech services to gaming operator customers), developed technology, including capitalized software development costs, trade names and trademarks, acquired through business combinations and contract rights. Customer relationships require us to make renewal assumptions, which impact the estimated useful lives of such assets. Capitalized software development costs require us to make certain judgments as to the stages of development and costs eligible for capitalization. Capitalized software costs placed in service are amortized over their useful lives, generally not to exceed six years. We review intangible assets whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Such events or circumstances include, but are not limited to, a significant decrease in the fair value of the underlying business or market price of the asset, a significant adverse change in legal factors or business climate that could affect the value of an asset, or a current period operating or cash flow loss combined with a history of operating or cash flow losses. We group intangible assets for impairment analysis at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets and liabilities. Recoverability of definite lived intangible assets is measured by a comparison of the carrying amount of the asset to future net cash flows expected to be generated by the asset, on an undiscounted basis and without interest or taxes. Any impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

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
Cost of Revenues (Exclusive of Depreciation and Amortization)
The cost of revenues (exclusive of depreciation and amortization) represents the direct costs required to perform revenue generating transactions, and are comprised primarily of inventory and related costs associated with the sale of our financial access and loyalty kiosks and software, electronic gaming machines and system sale, check cashing warranties, field service, and network operations personnel.
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Operations, were $4.0 million, $3.5 million, and $2.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Research and development costs were $67.6 million, $60.5 million, and $39.1 million for the years ended December 31, 2023, 2022, and 2021, respectively.
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
Although we believe our assumptions, judgments and estimates are reasonable, changes in tax laws, and their interpretation, as well as the examination of our tax returns by taxing authorities, could significantly impact the amounts provided for income taxes in our consolidated financial statements. Our effective tax rate is affected by a number of factors including the actual results of operations, changes in our stock price for shares issued as employee compensation, changes in the valuation of our deferred tax assets or liabilities and changes in tax laws or rates for income taxes and other non-income taxes in various jurisdictions. The Organization for Economic Cooperation and Development’s (“OECD”) Base Erosion and Profit Shifting project involving negotiations among over 140 countries has the potential to substantially affect international tax policies, including the implementation of a minimum global effective tax rate of 15%. We are not currently subject to these rules as they are only applicable to multinational companies with global revenue of at least EUR 750 million. We will continue to monitor developments in the OECD’s project and policy changes in the countries in which we operate, as our effective tax rate and cash tax payments could increase when we become subject to these rules in future years.
Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 75% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the 401(k) Plan were $6.3 million, $4.6 million, and $2.6 million for the years ended December 31, 2023, 2022, and 2021, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of December 31, 2023 and 2022, the fair value of trade and loan receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.
The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2023
$600 million Term Loan	2	$589,433	$586,500
$400 million 2021 Unsecured Notes	2	$365,000	$400,000
December 31, 2022
$600 million Term Loan	2	$588,560	$592,500
$400 million 2021 Unsecured Notes	2	$346,000	$400,000
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
Our restricted stock awards, restricted stock units, and performance-based stock units, are measured at fair value based on the closing stock price on the grant date, except for certain awards with a share-based payment arrangements priced in relation to similar indexed securities, which are valued using a lattice model. Our time-based stock option awards are measured at fair value on the grant date using the Black Scholes model. The stock-based compensation cost is recognized on a straight-line basis over the vesting period of the awards.
Forfeiture amounts are estimated at the grant date for stock awards and are updated periodically based on actual results, to the extent they differ from the estimates.
Acquisition-Related Costs
We expense acquisition-related costs as incurred. Acquisition-related costs include, but are not limited to: financial advisory, legal and debt fees; accounting, consulting and professional fees associated with due diligence, valuation and integration; severance; and other related costs and adjustments.
Reclassification of Balances
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.

The Company determined that the placement fee arrangements were previously misclassified in its Statements of Cash Flows. Previously, these placement fee arrangements were reported as cash flows from investing activities, and they should have been presented as cash flows from operating activities for the fiscal years ended December 31, 2022 and 2021. The error has been corrected by adjusting each of the affected financial statement categories for these prior periods. The changes in the prior periods were made to conform to the current period presentation. For additional information, refer to “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 20 — Error Correction of an Immaterial Prior Year Misstatement.”
Recent Accounting Guidance
Recently Adopted Accounting Guidance
None.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update require enhanced reportable segment disclosures, primarily concerning significant segment expenses.	January 1, 2024	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures; however, we do not expect the impact to be material.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure	The amendments in this Update require enhanced income tax disclosures, primarily concerning the rate reconciliation and income taxes paid information.	January 1, 2025	We are currently evaluating the effect of adopting this ASU on our Financial Statement disclosures.
As of December 31, 2023, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.
3. Revenues
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
Disaggregation of Revenues
We disaggregate revenues based on the nature and timing of the cash flows generated by such revenues as presented in “Note 19 — Segment Information.”
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

The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2023	2022
Contract assets(1)
Balance, beginning of period	$22,417	$15,221
Balance, end of period	26,635	22,417
Increase	$4,218	$7,196

Contract liabilities(2)
Balance, beginning of period	$53,419	$36,615
Balance, end of period	51,799	53,419
(Decrease) increase	$(1,620)	$16,804
(1) Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
(2) Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $36.0 million and $27.5 million in revenue that was included in the beginning contract liability balance during 2023 and 2022, respectively.
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
Gaming Operations
We primarily provide: (i) leased gaming equipment, both Class II and Class III offerings, and HHR on a participation and a daily fixed-fee basis, including standard games and hardware and premium games and hardware, inclusive of local-area progressive, and WAP; (ii) accounting and central determinant systems; (iii) digital online gaming activities; and (iv) bingo solutions through consoles, integrated electronic gaming tablets and related systems. We evaluate the recognition of lease revenues based on criteria set forth in ASC 842. Under these arrangements, we retain ownership of the machines installed at customer facilities. We recognize recurring rental income over time based on a percentage of the net win per day generated by the leased gaming equipment or a daily fixed fee based on the timing services are provided. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment and the fixed daily fee and the lease payments that have been collected from the lessee.
Gaming operations revenues generated by leased gaming equipment deployed at sites under placement fee agreements for dedicated floor space. The gaming operations revenues generated by these agreements are reduced by the accretion of contract rights, which represents the related amortization recorded in connection with such agreements.
Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $201.9 million, $197.9 million, and $189.8 million in lease revenues for the years ended December 31, 2023, 2022, and 2021, respectively.

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
Gaming operations also include revenues generated by bingo solutions through consoles, integrated electronic gaming tablets and related systems.
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
4. LEASES
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of December 31, 2023 and December 31, 2022, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2023	At December 31, 2022
Assets
Operating lease ROU assets	Other assets, non-current	$27,489	$17,169
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$7,079	$6,507
Non-current operating lease liabilities	Other accrued expenses and liabilities	$26,930	$14,738
During the fourth quarter of 2023, the Company commenced a real estate lease with a term of ten years and future minimum lease payments of approximately $27.3 million, which are reflected in the balances above.
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid for:
Long-term operating leases	$7,413	$6,885	$6,675
Short-term operating leases	$2,090	$1,660	$1,622
Right-of-use assets obtained in exchange for lease obligations:
Operating leases(1)	$17,690	$7,502	$1,362
(1)  The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At December 31, 2023	At December 31, 2022
Weighted Average Remaining Lease Term (in years):
Operating leases	6.71	3.37
Weighted Average Discount Rate:
Operating leases	6.08%	4.72%
Components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Operating Lease Cost:
Operating lease cost (1)	$6,786	$6,008	$5,474
Variable lease cost	$1,461	$1,164	$1,267
(1)  The amount includes approximately $6.1 million, $4.8 million and $4.4 million in non-cash lease expense attributable to amortization of ROU assets for the years ended December 31, 2023, 2022 and 2021, respectively.

Maturities of lease liabilities are summarized as follows as of December 31, 2023 (in thousands):

Year ending December 31,	Amount
2024	$8,575
2025	8,551
2026	5,012
2027	3,083
2028	2,864
Thereafter	14,816
Total future minimum lease payments	$42,901
Amount representing interest	8,892
Present value of future minimum lease payments	$34,009
Current operating lease obligations	7,079
Long-term lease obligations	$26,930
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 3 — Revenues” for further discussion of lease revenues. We did not have material sales transactions that qualified for sales-type lease accounting treatment during the years ended December 31, 2023 and December 31, 2022.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2023	At December 31, 2022
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$810	$54

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
eCash Holdings Pty Limited
On March 1, 2022 (the “eCash Closing Date”), the Company acquired the stock of eCash Holdings Pty Limited (“eCash”). Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the eCash Closing Date and we paid the seller additional consideration of AUD$5.0 million (USD$3.4 million) approximately one year following the eCash Closing Date, with a final expected payment of AUD$6.5 million to be paid approximately two years following the eCash Closing Date. In addition, we paid approximately AUD$8.7 million (USD$6.0 million) for the excess net working capital during the second quarter of 2022. We finalized our measurement period adjustments and recorded approximately $2.3 million primarily related to deferred taxes during the quarter ending March 31, 2023. The acquisition did not have a significant impact on our results of operations or financial condition.
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Intuicode Closing Date of the transaction, a net working capital payment of $1.6 million during the second quarter of 2022 and $6.4 million based on the achievement of a certain revenue target one year following the Intuicode Closing Date. In addition, we expect to make a final payment of $2.6 million based on the achievement of a certain revenue target two years following the Intuicode Closing Date. We finalized our measurement period adjustments and recorded approximately $1.3 million primarily related to the final payment and deferred taxes during the quarter ended June 30, 2023.
During the fourth quarter of 2023, we revised our final payment estimate to reflect our current expectation of future operating results, which were negatively impacted by a certain large customer being acquired. As a result, we recorded an adjustment of approximately $1.7 million, which was included within Operating Expenses of our Statements of Operations. The acquisition did not have a significant impact on our results of operations or financial condition.
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses in our Balance Sheets.
Venuetize, Inc.
On October 14, 2022 (the “Venuetize Closing Date”), the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”), a privately owned innovator of mobile-first technologies that provide an advanced guest engagement and m-commerce platform for the sports, entertainment and hospitality industries. Under the terms of the asset purchase agreement, we paid the seller $18.2 million on the Venuetize Closing Date of the transaction and an immaterial amount twelve-months following the Venuetize Closing Date that was netted against a net working capital receivable of approximately $1.0 million. In addition, we expect to pay approximately $1.8 million in contingent consideration based upon the achievement of certain revenue targets on the twenty-four month and thirty-month anniversaries of the Venuetize Closing Date. We finalized our measurement period adjustments and recorded approximately $1.2 million primarily related to the net working capital receivable and deferred taxes during the quarter ended December 31, 2023. The acquisition did not have a significant impact on our results of operations or financial condition.

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration between the acquisition date and year ended December 31, 2023 was not material.
VKGS LLC
On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems within our Games segment. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment on the Video King Closing Date. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. In addition, we expect to pay approximately $0.2 million related to an indemnity holdback, which is scheduled for release on the eighteen-month anniversary of the Video King Closing Date. The acquisition did not have a significant impact on our results of operations or financial condition.
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
The estimates and assumptions used include the projected timing and amount of future cash flows and discount rates reflecting risk inherent in the future cash flows. The estimated fair values of assets acquired and liabilities assumed and resulting goodwill are subject to adjustment as the Company finalizes its purchase price accounting. The items for which a final fair value has not been determined include, but are not limited to the valuation of intangible assets and deferred income taxes. We do not expect our fair value determinations to materially change; however, there may be differences between the amounts recorded at the Video King Closing Date and the final fair value analysis, which we expect to complete no later than the second quarter of 2024.

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
The financial results included in our Statements of Operations since the acquisition date and through December 31, 2023 reflected revenues of approximately $18.4 million and net income of approximately $3.6 million. We incurred acquisition-related costs of approximately $0.6 million for the year ended December 31, 2023.

Pro-forma financial information (unaudited)
The acquisition of Video King occurred during the fiscal year ended December 31, 2023, and the unaudited pro forma financial results on a consolidated basis, including the historical operating results of the Company reflected revenue of approximately $817.0 million and net income of approximately $83.0 million for the year ended December 31, 2023.
The unaudited pro forma financial data on a consolidated basis, including the historical operating results of the Company, as if the Video King acquisition occurred on January 1, 2022, reflected revenue of approximately $824.0 million and net income of approximately $109.2 million for the year ended December 31, 2022.
The acquisitions related to eCash, Intuicode and Venuetize occurred in the prior year; therefore, each are included in our Financial Statements for the year ended December 31, 2023.

The unaudited pro forma financial results on a consolidated basis, including the historical operating results of the Company, as if the eCash, Intuicode and Venuetize acquisitions occurred on January 1, 2022, reflected revenue of approximately $797.6 million and net income of approximately $111.4 million for the year ended December 31, 2022.
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
6. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $20.4 million, $9.3 million, and $4.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balance of funds provided in connection with this arrangement were approximately $388.5 million and $444.6 million as of December 31, 2023 and 2022, respectively.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the years ended December 31, 2023, 2022, and 2021.

Site-Funded ATMs
We operate ATMs at certain gaming operators’ establishments where the gaming operator provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $483.7 million and $337.6 million as of December 31, 2023 and 2022, respectively.
Third-Party Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we engage with third-parties to provide the cash required to operate the ATMs. The amount of cash supplied by these third-parties is included within settlement liabilities in the accompanying Balance Sheets. The outstanding balances in connection with these arrangements were immaterial at December 31, 2023 and 2022.
Pre-Funded Financial Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming operators require pre-funding of cash to cover the outstanding settlement amounts in order for us to provide financial access services to their properties. We enter into agreements with these gaming operators for which we supply our financial access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts pre-funded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial pre-funded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for financial access services, and we maintain the right to monitor the transaction activity in that account. The total amount of pre-funded cash outstanding was approximately $3.6 million and $3.0 million at December 31, 2023 and 2022, respectively, and is included in prepaid expenses and other current assets line on our Balance Sheets.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2023	2022
Trade and other receivables, net
Games trade and loans receivable	$66,044	$78,200
FinTech trade and loans receivable	39,795	39,925
Contract assets (1)	26,635	22,417
Other receivables	4,474	6,110

Total trade and other receivables, net	136,948	146,652

Non-current portion of receivables
Games trade and loans receivable	480	1,382
FinTech trade and loans receivable	15,551	16,519
Contract assets (1)	12,984	9,856

Total non-current portion of receivables	29,015	27,757

Total trade and other receivables, current portion	$107,933	$118,895
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the years ended December 31, 2023 and 2022 is as follows (in thousands):

	At December 31,
	2023	2022
Beginning allowance for credit losses	$(4,855)	$(5,161)
Provision	(11,623)	(10,115)
Charge-offs and recoveries	11,268	10,421
Ending allowance for credit losses	$(5,210)	$(4,855)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At December 31,
	2023	2022
Inventory
Component parts, net of reserves of $3,144 and $2,919 at December 31, 2023 and December 31, 2022, respectively	$59,632	$48,688
Work-in-progress	1,147	323
Finished goods	9,845	9,339
Total inventory	$70,624	$58,350

9. PREPAID EXPENSES AND OTHER ASSETS
Prepaid expenses and other assets include the balance of prepaid expenses, deposits, debt issuance costs on our Revolver (as defined below “Note 13 — Long-Term Debt”), restricted cash, operating lease ROU assets, and other assets. The current portion of these assets is included in prepaid expenses and other current assets and the non-current portion is included in other assets, both of which are contained within our Balance Sheets.
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At December 31,
	2023	2022
Prepaid expenses and other current assets
Prepaid expenses	$25,608	$21,197
Deposits	10,530	13,749
Restricted cash(1)	5,190	1,568
Other	2,578	2,308
Total prepaid expenses and other current assets	$43,906	$38,822
(1) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.
The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2023	2022
Other assets
Operating lease ROU assets	$27,489	$17,169
Prepaid expenses and deposits	9,429	9,164
Debt issuance costs of revolving credit facility	993	1,377
Other	170	196
Total other assets	$38,081	$27,906

10. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At December 31, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$308,438	$218,110	$90,328	$279,524	$188,369	$91,155
Rental pool - undeployed	2-5	39,578	29,770	9,808	30,378	23,930	6,448
FinTech equipment	1-5	32,719	21,911	10,808	36,442	24,167	12,275
Leasehold and building improvements	Lease Term	19,271	4,887	14,384	13,666	10,689	2,977
Machinery, office, and other equipment	1-5	63,857	36,481	27,376	55,246	34,456	20,790
Total		$463,863	$311,159	$152,704	$415,256	$281,611	$133,645
Depreciation expense related to property and equipment totaled approximately $78.7 million, $66.8 million, and $61.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $737.8 million and $715.9 million at December 31, 2023 and 2022, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.
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

In connection with our annual goodwill impairment testing process for 2023 and 2022, we determined that no impairment adjustments were necessary for each of our reporting units.

The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Financial Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Loyalty Sales and Services	Mobile Technologies	Total
Goodwill
Balance, December 31, 2021	$449,041	$157,090	$5,745	$17,127	$12,265	$41,395	$—	$682,663
Foreign currency translation	—	(41)	(661)	—	—	—	—	(702)
Acquisition related adjustments	12,402	—	10,776	—	(129)	—	10,860	33,909
Balance, December 31, 2022	$461,443	$157,049	$15,860	$17,127	$12,136	$41,395	$10,860	$715,870
Foreign currency translation	—	14	(819)	—	—	—	—	(805)
Acquisition related adjustments	22,932	—	2,925	—	—	—	(1,245)	24,612
Subsequent recognition of deferred tax assets	—	(1,873)	—	—	—	—	—	(1,873)
Balance, December 31, 2023	$484,375	$155,190	$17,966	$17,127	$12,136	$41,395	$9,615	$737,804
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2023			At December 31, 2022
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$21,592	$36,229	$57,821	$12,252	$45,569
Customer relationships	3-14	337,829	255,972	81,857	331,999	233,150	98,849
Developed technology and software	1-7	453,453	340,286	113,167	401,087	309,285	91,802
Patents, trademarks, and other	2-18	24,783	21,898	2,885	22,334	20,279	2,055
Total		$873,886	$639,748	$234,138	$813,241	$574,966	$238,275
Amortization expense related to other intangible assets totaled approximately $60.0 million, $59.6 million, and $58.0 million for the years ended December 31, 2023, 2022, and 2021, respectively. We capitalized $49.4 million, $46.3 million, and $30.2 million of internally-developed software costs for the years ended December 31, 2023, 2022, and 2021, respectively.
Placement fees are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend the agreements to reduce our floor space at these facilities.
We paid approximately $0.5 million and $31.5 million in placement fees for the years ended December 31, 2022, and 2021, respectively. In September 2021, we entered into a placement fee agreement with a customer for certain of its locations for approximately $28.9 million, which we settled in October 2021. There were no imputed interest amounts recorded in connection with these payments for the years ended December 31, 2022 and 2021, respectively. There were no placement fees paid for the year ended December 31, 2023.

On a quarterly basis, we evaluate our other intangible assets for potential impairment as part of our review process. During the fourth quarter of 2023, we recorded a partial write-down of the definite-lived customer relationships intangible asset associated with our acquisition of Intuicode, reflected in the Games segment. The impairment loss of approximately $11.7 million was included within Operating Expenses of our Statements of Operations. We determined this asset was impaired by comparing its carrying value to our revised estimate of discounted future cash flows, which were negatively impacted by a certain large customer being acquired that generated lower than anticipated operating results. The customer relationships intangible asset was valued using Level 3 fair value inputs and had a revised cost basis of $0.5 million and a remaining life of five years at December 31, 2023.
There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2022 and 2021.
The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2024	$61,061
2025	44,143
2026	32,446
2027	13,755
2028	4,897
Thereafter	16,545
Total (1)	$172,847
(1) For the year ended December 31, 2023, the Company had $61.3 million in other intangible assets that had not yet been placed into service.
12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2023	2022
Accounts payable and accrued expenses
Customer commissions payable	74,376	65,387
Contract liabilities	51,395	50,872
Accounts payable - trade	30,261	29,645
Payroll and related expenses	14,367	24,335
Accrued interest	9,616	9,451
Financial access processing and related expenses	8,670	7,829
Operating lease liabilities	7,079	6,507
Accrued income taxes	6,367	3,673
Contingent consideration and acquisition-related liabilities (1)	5,623	12,030
Other	7,776	7,695

Total accounts payable and accrued expenses	$215,530	$217,424
(1) Refer to “Note 5 — Business Combinations” for discussion on contingent consideration and acquisition-related liabilities.

13. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At December 31,
	Date	Rate	2023	2022
Long-term debt
$600 million Term Loan	2028	SOFR+2.50%	$586,500	$592,500
$125 million Revolver	2026	SOFR+2.50%	—	—
Senior Secured Credit Facilities			586,500	592,500
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			986,500	992,500
Debt issuance costs and discount			(12,035)	(14,505)
Total debt after debt issuance costs and discount			974,465	977,995
Current portion of long-term debt			(6,000)	(6,000)
Total long-term debt, net of current portion			$968,465	$971,995
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
On November 2, 2023, the Company entered into the second amendment (the “Second Amendment”), effective November 9, 2023, to the Original Credit Agreement and the Amended Credit Agreement (as amended, the “Credit Agreement”), among Everi, as borrower, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and letter of credit issuer. Under the Amended Credit Agreement, capitalized terms not otherwise defined in this Second Amendment have the same meanings as specified in the Original Credit Agreement or the Amended Credit Agreement, as the context may require; and pursuant to the Amended Credit Agreement, the Borrower and the Administrative Agent jointly identified certain obvious errors of a technical nature in the Amended Credit Agreement and have agreed to amend the Amended Credit Agreement to correct such errors. The Second Amendment did not have a material impact on our Financial Statements.
We elected the optional expedient to account for the modification to our Credit Facilities in accordance with ASC 470 as the modification was not substantial.
Legal fees were expensed as incurred in connection with the Amendment are reflected in operating expenses within the Statements of Operations for the period ended December 31, 2023.
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR rate with a 0.50% floor plus a margin of 2.50%, or the base rate plus a margin of 1.50%. In addition, we pay a SOFR adjustment recorded as interest expense that varies for the applicable interest period, with an adjustment for interest periods of one month of 0.1%, an adjustment for interest periods of two months of 0.3% and an adjustment for interest periods of three months of 0.4%.
The Revolver is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. Borrowings under the Revolver are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties. Our Revolver remained fully undrawn as of December 31, 2023.
The Company is required to make periodic payments on the Term Loan in an amount equal to 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date. Interest is due in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. As to any loan other than a base rate loan, the interest payment dates shall be the last day of each interest period applicable to such loan and the maturity date (provided, however, that if any interest period for a SOFR loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates). As to any base rate loan, commencing on the last business day of December 2021, the interest payment dates shall be last business day of each of March, June, September and December and the maturity date.
Voluntary prepayments of the Term Loan and the Revolver and voluntary reductions in the unused commitments are permitted in whole or in part, in minimum amounts as set forth in the Credit Agreement governing the Credit Facilities, with prior notice, and without premium or penalty, except that certain refinancings or repricings of the Term Loan within six months after the Closing Date will be subject to a prepayment premium of 1.00% of the principal amount repaid.
The Credit Agreement contains certain covenants that, among other things, limit the Company’s ability, and the ability of certain of its subsidiaries, to incur additional indebtedness, sell assets or consolidate or merge with or into other companies, pay dividends or repurchase or redeem capital stock, make certain investments, issue capital stock of subsidiaries, incur liens, prepay, redeem or repurchase subordinated debt, and enter into certain types of transactions with its affiliates. The Credit Agreement also requires the Company, together with its subsidiaries, to comply with a maximum consolidated secured leverage ratio of 4.25:1.00 as of the measurement date.
The weighted average interest rate on the Term Loan was 7.59% for the year ended December 31, 2023.
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
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2021 Unsecured Notes as of December 31, 2023.

Principal Repayments
The maturities of our borrowings at December 31, 2023 are as follows (in thousands):

Amount
Maturities of borrowings
2024	$6,000
2025	6,000
2026	6,000
2027	6,000
2028	562,500
Thereafter	400,000
Total	$986,500
14. COMMITMENTS AND CONTINGENCIES
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
We did not have any new material legal matters that were accrued as of December 31, 2023.
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
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non- disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The parties participated in mediation on March 21, 2023. No settlement was reached at mediation. The parties filed a joint motion to set a firm trial date which the court granted. Trial is set on May 28, 2025. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Mary Parrish matter:
Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. On May 4, 2023, the United States District Court entered an order remanding the case and the matter is now pending in the District Court of Nevada, Clark County. On October 20, 2023, the Clark County Court entered an Order denying Everi’s Motion to Dismiss. Thereafter, Everi filed a Petition for Writ of Mandamus with the Nevada Supreme Court appealing the Clark County court’s ruling. On December 15, 2023, the Nevada Supreme Court denied Everi’s Petition for Writ of Mandamus. Discovery is underway and the Clark County Court has scheduled a mandatory pre-trial case conference for March 31, 2024. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases” and installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations.”
15. STOCKHOLDERS’ EQUITY
On May 3, 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program approved in May 2022 for up to $150 million.
There were approximately 7.5 million and 5.0 million shares repurchased at an average price of $13.40 and $16.93 per share for an aggregate amount of $100.0 million and $84.3 million during the years ended December 31, 2023 and 2022, respectively. The remaining availability under the May 2023 $180.0 million share repurchase program was $80.0 million as of December 31, 2023.
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2023 and 2022, we had no shares of preferred stock outstanding.

Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2023 and 2022, we had 123,178,882 and 119,389,510 shares of common stock issued, respectively.
Treasury Stock. In addition to open market purchases of common stock authorized under the Share Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the maximum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards 0.6 million and 0.7 million shares of common stock at an aggregate purchase price of approximately $9.2 million and $12.0 million for the years ended December 31, 2023 and 2022, respectively, to satisfy the maximum applicable tax withholding obligations related to the vesting of such restricted stock awards.
16. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2023	2022	2021
Weighted average shares
Weighted average number of common shares outstanding — basic	87,176	90,494	89,284
Potential dilution from equity awards (1)	4,809	7,013	10,683
Weighted average number of common shares outstanding — diluted (1)	91,985	97,507	99,967
(1) There were 0.3 million and 0.1 million shares that were anti-dilutive under the treasury stock method for the years ended December 31, 2023 and 2022, respectively. There were an immaterial amount of shares that were anti-dilutive under the treasury stock method for the year ended December 31, 2021.
17. SHARE-BASED COMPENSATION
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

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2022	6,793	2,709
Granted	103	1,555
Exercised options or vested shares	(2,061)	(1,728)
Canceled or forfeited	(31)	(72)
Outstanding, December 31, 2023	4,804	2,464
There are approximately 2.1 million awards of our common stock available for future equity grants under our existing equity incentive plan.
Stock Options
The fair value of our standard time-based options was determined as of the date of grant using the Black-Scholes option pricing model. The assumptions used included a 3.5% and 2.9% risk-free interest rate, an expected life of 5.1 years and 4.9 years, historical volatility of 55.4% and 55.7%, and no expected dividend yield for options granted for the years ended December 31, 2023 and 2022, respectively. There were no time-based options granted for the years ended December 31, 2021.
Our time-based stock options granted under our equity plans generally vest at a rate of either 33% or 25% per year on each of the first three or four anniversaries of the grant dates, and expire after a ten-year period.
The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	6,793	$5.01	2.8	$63,604
Granted	103	15.12
Exercised	(2,061)	7.17
Canceled or forfeited	(31)	8.32
Outstanding, December 31, 2023	4,804	4.28	2.6	34,350
Vested and expected to vest after, December 31, 2023	4,794	4.26	2.6	34,350
Exercisable, December 31, 2023	4,654	$3.92	2.4	$34,350

The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	(Years)	Prices	(in thousands)	Price
$1.46	$1.46	985	2.4	$1.46	985	$1.46
1.57	2.78	649	2.3	2.60	649	2.60
3.29	3.29	1,812	3.2	3.29	1,812	3.29
6.30	7.74	1,142	1.1	7.34	1,142	7.34
7.88	16.69	216	8.0	14.45	66	11.75
		4,804			4,654
The total intrinsic value of options exercised was $18.3 million, $4.9 million, and $46.5 million for the years ended December 31, 2023, 2022, and 2021, respectively.
The unrecognized non-cash compensation expense related to options expected to vest as of December 31, 2023 was $0.8 million which is expected to be recognized on a straight-line basis over a weighted average period of 2.1 years. The unrecognized non-cash compensation expense related to options expected to vest as of December 31, 2022 and 2021 was not material.
We recorded approximately $0.4 million, $0.1 million and $0.3 million in non-cash compensation expense related to options granted that were expected to vest as of December 31, 2023, 2022 and 2021, respectively. We received approximately $14.0 million, $1.9 million and $18.2 million in cash proceeds from the exercise of options during 2023, 2022 and 2021, respectively.
Restricted Stock Units
The fair value of our restricted stock units awarded is based on the closing stock price of our common stock at the date of grant, except for certain awards with a share-based payment arrangements priced in relation to similar indexed securities. Awards with share-based payment arrangements priced in relation to similar indexed securities fair values were determined using a lattice model. The assumptions used include a risk-free interest rate of 3.7%, a useful life term of 2.7 years, historical volatility of 48.4%, and no expected dividend yield for those certain awards with a share based payment arrangement priced in relation to similar indexed securities granted for the year ended December 31, 2023. There were no awards with a share-based payment arrangements priced in relation to similar indexed securities for the years ended December 31, 2022 and 2021, respectively.
Time-based Awards
The time-based restricted stock units (“RSUs”) granted to executives and the employee base, during 2023, 2022 and 2021, generally vest at a rate of either 33% per year on each of the first three anniversaries of the dates of grant, or 100% on the anniversary of grant date ending after either 1 year, 2 years or 3 years.
The RSUs granted to independent members of our Board of Directors, during 2023, 2022 and 2021, vest on the one-year anniversary of the date of grant and settle on the earliest of the following events: (i) ten-year anniversary of the date of grant; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Equity Incentive Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.
Performance-based Awards
The performance-based restricted stock units (“PSUs”) granted during 2023 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2025, based on total operating income and modified based on the Company’s total stockholder return ranking over the performance period in comparison to the Russel 3000 Index. To the extent the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the date of grant. We record stock-based compensation expense over the required service period based on the amount of shares expected to vest pursuant to the achievement measures associated with the performance award.
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
The performance-based restricted stock units (“PSUs”) granted during 2021 have been evaluated by the Compensation Committee of our Board of Directors for the performance period, beginning on the date of grant through December 31, 2023, based on certain revenue and free cash flow growth rate metrics, with achievement of each measure determined independently of one another. The eligible awards will become vested on the third anniversary of the date of grant.
The following table presents our RSU and PSU awards activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2022	2,709	$13.46	0.9	$38,850
Granted	1,555	13.34
Vested	(1,728)	9.77
Forfeited	(72)	16.59
Outstanding, December 31, 2023	2,464	15.88	1.2	27,747
Vested and expected to vest after, December 31, 2023	2,081	$16.47	1.1	$23,453
There was approximately $20.0 million in unrecognized compensation expense related to the awards expected to vest as of December 31, 2023. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. We recorded approximately $18.3 million in non-cash compensation expense related to these awards for the year ended December 31, 2023.
There were approximately 1.3 million and 1.0 million shares of these awards granted for the years ended December 31, 2022 and 2021, respectively. The weighted average grant date fair value per share of these awards granted was $16.08 and $6.08 for the years ended December 31, 2022 and 2021, respectively. There were 2.1 million and 1.6 million RSU awards that vested during the years ended December 31, 2022 and 2021, respectively. There was approximately $20.1 million and $23.3 million unrecognized compensation expense related to these awards expected to vest as of December 31, 2022 and 2021, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.2 years and 1.4 years, respectively. We recorded approximately $19.7 million and $20.6 million in non-cash compensation expense related to RSU awards for the years ended December 31, 2022 and 2021, respectively.

18. INCOME TAXES
Provision (Benefit) for Income Taxes
The following presents consolidated income before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2023	2022	2021
Consolidated income (loss) before tax
Domestic	$104,798	$157,510	$100,232
Foreign	(3,207)	90	793
Total	$101,591	$157,600	$101,025
The income tax provision (benefit) attributable to the income before tax consists of the following components (in thousands):

	Year Ended December 31,
	2023	2022	2021
Income tax provision (benefit)
Domestic	$17,760	$36,440	$(51,923)
Foreign	(166)	671	23
Total income tax provision (benefit)	$17,594	$37,111	$(51,900)
Income tax provision (benefit)
Current	$8,634	$4,446	$177
Deferred	8,960	32,665	(52,077)
Total income tax provision (benefit)	$17,594	$37,111	$(51,900)
Effective Tax Rate
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2023	2022	2021
Income tax reconciliation
Federal statutory rate	21.0%	21.0%	21.0%
Foreign provision	(0.4)%	(0.1)%	—%
State/province income tax	3.3%	3.3%	3.5%
Compensation deduction limitations	2.1%	2.9%	2.5%
Stock-based compensation expense	(4.5)%	(2.5)%	(10.6)%
Adjustments to carrying values	1.9%	0.3%	1.7%
Research and development credit	(6.7)%	(2.2)%	(2.3)%
Valuation allowance(1)	1.1%	—%	(67.2)%
Global intangible low-taxed income(2)	—%	0.4%	0.1%
Non-deductible expenses - other	0.2%	—%	0.1%
Other	(0.7)%	0.4%	(0.2)%
Effective tax rate	17.3%	23.5%	(51.4)%
(1) We removed the full valuation allowance in the federal and certain state jurisdictions in the fourth quarter of 2021 and placed a full valuation allowance on Australia in the fourth quarter of 2023.
(2) We had no global intangible low-taxed income inclusion in 2023 due to the high tax exception in some foreign jurisdictions and losses in others.

Deferred Income Taxes
The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2023	2022	2021
Deferred income tax assets related to:
Net operating losses	$5,171	$27,901	$84,619
Tax credits	17,570	18,467	14,688
Capitalized research expenditures(1)	27,534	15,705	—
Accrued and prepaid expenses	9,989	10,481	11,284
Stock compensation expense	5,427	6,041	6,210
Accounts receivable allowances	1,293	1,204	1,275
Other	1,798	1,841	913
Valuation allowance	(1,818)	(739)	(804)
Total deferred income tax assets	$66,964	$80,901	$118,185
Deferred income tax liabilities related to:
Other intangible assets	$49,234	$57,487	$59,156
Property and equipment	24,755	23,352	23,610
Long-term debt	—	—	7
Other	6,139	4,472	3,291
Total deferred income tax liabilities	$80,128	$85,311	$86,064
Deferred income taxes, net	$(13,164)	$(4,410)	$32,121
(1) As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized and amortized, which resulted in higher taxable income for 2023 and 2022 with an equal amount of deferred tax benefit.
Net Operating Losses (“NOLs”) and Tax Credits Carry-forwards
We had no accumulated federal NOLs as of December 31, 2023.
We had tax effected state NOL carry-forwards of approximately $4.1 million as of December 31, 2023, which will expire between 2025 and 2041. The determination and utilization of these state NOL carry-forwards are dependent upon apportionment percentages and other respective state laws, which may change from year to year. As of December 31, 2023, approximately $0.6 million of our valuation allowance relates to certain state NOL carry-forwards that we estimate are not more likely than not to be realized.
We had tax effected Australia NOL carry-forwards of approximately $1.1 million as of December 31, 2023, which can be carried forward indefinitely. As of December 31, 2023, there is a full valuation allowance on our Australia net deferred tax assets as we do not believe these assets are more-likely-than-not to be realized.
We had approximately $17.1 million, tax effected, of federal research and development credit carry-forwards as of December 31, 2023. The research and development credits are limited to a 20-year carry-forward period and will expire starting in 2037. We also had approximately $0.5 million, tax effected, of federal solar tax credit carry-forward as of December 31, 2023. The solar tax credit is limited to a 22-year carry-forward period and will expire in 2045, at which time, one-half of any unused credit can be deducted.
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
During the fourth quarter of 2023, we placed a full valuation allowance of $1.1 million on the Australia net deferred tax assets, among other foreign items, as we do not believe these assets meet the more-likely-than-not criteria for recognition. In evaluating our ability to realize these net deferred tax assets, we evaluated negative evidence noting that for the three-year period then ended, we reported a cumulative net loss in Australia. Pursuant to accounting guidance, a cumulative loss in recent years is a significant piece of negative evidence that must be considered and is difficult to overcome without sufficient objectively verifiable, positive evidence. We will reassess the realization of deferred tax assets each reporting period, and to the extent our financial results in Australia improve and it becomes more-likely-than-not the deferred tax assets are realizable, we will be able to reduce the valuation allowance in such period, as appropriate.
Based on an evaluation of the then-available positive and negative evidence, we determined it was appropriate to establish a full valuation allowance on our federal and states deferred tax assets as of December 31, 2016. At that time, and in subsequent quarters, negative evidence, including three years of cumulative losses, outweighed the positive evidence. However, as of December 31, 2021, our U.S. operations emerged from a three-year cumulative loss position. Based on our analysis, we removed the full valuation allowance in the federal and certain state jurisdictions, contributing to a $67.9 million reduction in our valuation allowance in 2021. The significant positive evidence in our analysis included: improvements in profitability, product mix, capital levels, credit metrics, a stabilizing economy and future longer-term forecasts showing sustained profitability. We continue to believe the positive evidence outweighs the negative evidence as of December 31, 2023, and it is more likely than not that these deferred tax assets will be realized.
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	At December 31,
	2023	2022	2021
Balance at beginning of period	$739	$804	$68,746
Valuation allowance - (reversal) charge	1,079	(65)	(67,942)
Balance at end of period	$1,818	$739	$804
Unrecognized Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	At December 31,
	2023	2022	2021
Unrecognized tax benefit
Unrecognized tax benefit at beginning of period	$2,566	$2,151	$1,714
Gross increases — tax positions in prior period	1,189	415	437
Gross increases — tax positions in current period	782	—	—
Unrecognized tax benefit at end of period	$4,537	$2,566	$2,151
We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2023, we recorded approximately $4.5 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
Foreign Operations
We had unrepatriated foreign earnings of approximately $18.5 million as of December 31, 2023. These earnings are considered permanently reinvested, as it is management’s intention to reinvest these foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our Senior Secured Credit Facilities in the U.S.; therefore, we do not need to repatriate our remaining foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding and other taxes.
Other
We are subject to taxation in the U.S. and various states and foreign jurisdictions. We have a number of federal and state income tax years still open for examination as a result of our net operating loss carry-forwards. Accordingly, we are subject to examination for both U.S. federal and some of the state tax returns for the years 2005 to present. For the remaining state, local, and foreign jurisdictions, with some exceptions, we are no longer subject to examination by tax authorities for years before 2020.
19. SEGMENT INFORMATION
Operating segments are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision-making group (the “CODM”). Our CODM consists of the Chief Executive Officer, and the Chief Financial Officer. Our CODM allocates resources and measures profitability based on our operating segments, which are managed and reviewed separately, as each represents products and services that can be sold separately to our customers. Our segments are monitored by management for performance against our internal forecasts.
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
The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2023	2022	2021
Games
Revenue
Gaming operations	$304,132	$292,873	$272,885
Gaming equipment and systems	125,022	143,553	103,844
Total revenues	429,154	436,426	376,729
Costs and expenses
Cost of revenues (1)
Gaming operations	35,205	25,153	21,663
Gaming equipment and systems	72,191	86,638	60,093
Cost of revenues	107,396	111,791	81,756
Operating expenses	103,666	76,496	70,150
Research and development	44,365	40,353	26,060
Depreciation	68,833	57,106	53,876
Amortization	44,201	43,044	42,866
Total costs and expenses	368,461	328,790	274,708
Operating income	$60,693	$107,636	$102,021
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2023	2022	2021
FinTech
Revenues
Financial access services	$225,054	$206,860	$178,019
Software and other	99,490	80,232	67,797
Hardware	54,123	59,001	37,840
Total revenues	378,667	346,093	283,656
Costs and expenses
Cost of revenues (1)
Financial access services	11,064	10,186	6,779
Software and other	6,159	4,125	4,129
Hardware	36,621	39,220	22,785
Cost of revenues	53,844	53,531	33,693
Operating expenses	157,265	140,463	118,750
Research and development	23,268	20,174	12,991
Depreciation	9,858	9,695	7,611
Amortization	15,841	16,514	15,121
Total costs and expenses	260,076	240,377	188,166
Operating income	$118,591	$105,716	$95,490
(1) Exclusive of depreciation and amortization.

	For the Year Ended December 31,
	2023	2022	2021
Total Games and FinTech
Total revenues	$807,821	$782,519	$660,385
Costs and expenses
Cost of revenues (1)	161,240	165,322	115,449
Operating expenses	260,931	216,959	188,900
Research and development	67,633	60,527	39,051
Depreciation	78,691	66,801	61,487
Amortization	60,042	59,558	57,987
Total costs and expenses	628,537	569,167	462,874
Operating income	$179,284	$213,352	$197,511
(1) Exclusive of depreciation and amortization.

	At December 31,
	2023	2022
Total assets
Games	$931,322	$911,907
FinTech	1,192,548	1,006,336
Total assets	$2,123,870	$1,918,243
For the year ended December 31, 2023, cash paid for capital expenditures totaled $145.1 million, of which $117.0 million and $28.1 million was related to our Games and FinTech businesses, respectively. For the year ended December 31, 2022, cash paid for capital expenditures totaled $127.6 million, of which $96.0 million and $31.6 million, was related to our Games and FinTech businesses, respectively.
Major customers. For the years ended December 31, 2023, 2022, and 2021, no single customer accounted for more than 10% of our revenues.

20. ERROR CORRECTION OF AN IMMATERIAL PRIOR YEAR MISSTATEMENT
The Company determined that the placement fee arrangements were previously misclassified in its Statements of Cash Flows. Previously, these placement fee arrangements were reported as cash flows from investing activities, and they should have been presented as cash flows from operating activities for the fiscal years ended December 31, 2022 and 2021. The error has been corrected by adjusting each of the affected financial statement categories for these prior periods.

The following table summarizes the impact to our Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021	2022	2021	2022	2021
	As reported		Adjustments		As adjusted
Cash flows from operating activities
Changes in operating assets and liabilities:
Placement fee agreements	$—	$—	$(547)	$(31,465)	$(547)	$(31,465)

Net cash provided by (used in) operating activities	272,641	391,630	(547)	(31,465)	272,094	360,165

Cash flows from investing activities
Placement fee agreements	(547)	(31,465)	547	31,465	—	—

Net cash (used in) provided by investing activities	(179,338)	(151,912)	547	31,465	(178,791)	(120,447)

Cash, cash equivalents and restricted cash
Net (decrease) increase for the period	(8,663)	51,377	—	—	(8,663)	51,377
Balance, beginning of the period	303,726	252,349	—	—	303,726	252,349
Balance, end of the period	$295,063	$303,726	$—	$—	$295,063	$303,726
21. SUBSEQUENT EVENTS
On February 28, 2024, the Company entered into definitive agreements with International Game Technology PLC (“IGT”) pursuant to which IGT will spin-off a newly created subsidiary, which will own IGT’s Global Gaming and PlayDigital businesses, with the Company acquiring the Global Gaming and PlayDigital businesses in a series of transactions. Upon the closing of the proposed transaction, under the terms of the agreements, IGT shareholders are expected to own approximately 54% of the combined company, with the Company’s existing stockholders expected to own approximately 46% of the combined company. The proposed transaction is expected to close in early 2025, subject to receipt of regulatory approvals, stockholder approvals, and other customary closing conditions.

On February 28, 2024, the Company and Ignite Rotate LLC, a subsidiary of IGT, entered into a debt commitment letter with the lenders specified therein, pursuant to which the lenders have committed to provide the Company and such subsidiary with $3.7 billion, together with a revolver of $0.5 billion, used to refinance the Company’s existing debt, distribute funds to IGT, and the remainder will be used to pay the combined company’s financing fees, subject to the satisfaction of certain customary closing conditions including the consummation of the proposed transaction described above.
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.

Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as December 31, 2023. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report of Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2023, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2023.
On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”). The Company is permitted to exclude acquisitions from its report on internal controls over financial reporting for the first year after the acquisition when it is not possible to conduct an assessment of the acquired business. On this basis, the Company excluded Video King from its annual assessment of the effectiveness of internal control over financial reporting for the year ended December 31, 2023.
The total assets and total revenues generated by the above-mentioned acquisition that occurred in 2023 that were excluded from Management’s assessment represented approximately 3.0% and 2.3%, respectively, of the Company’s total assets and total revenues as of and for the year ended December 31, 2023.
Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Business Combinations” for a further discussion of the above acquisitions and related financial data. We are in the process of integrating Video King into our internal control over financial reporting. As a result of these integration activities, certain controls are being evaluated and may change.
Our independent registered public accounting firm, Ernst & Young, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report, which is included below.
Changes in Internal Control over Financial Reporting
Except as noted above, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.
(a) None.
(b) Todd A. Valli, Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer, on December 6, 2023 modified a Rule 10b5-1 trading arrangement intended to satisfy Rule 10b5-1(c). The arrangement was originally entered into on March 13, 2023 to purchase and sell 15,000 shares of Company common stock between June 14, 2023 and May 2, 2024, subject to certain limit orders, all of which shares were to be acquired upon the exercise of employee stock option awards that were set to expire on May 2, 2024. The modified Rule 10b5-1 trading arrangement was entered into on December 6, 2023 to purchase and sell 15,000 shares of Company common stock between March 6, 2024 and May 2, 2024, subject to certain limit orders, all of which shares are to be acquired upon the exercise of employee stock option awards that are set to expire on May 2, 2024.
There were no other Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended December 31, 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of Everi Holdings Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Everi Holdings Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Everi Holdings Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
As indicated in the accompanying Management’s Report of Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Video King, which is included in the 2023 consolidated financial statements of the Company and constituted 3.0% and 1.6% of total and net assets, respectively, as of December 31, 2023 and 2.3% and 4.3% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Video King.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the 2023 consolidated financial statements of the Company and our report dated February 29, 2023 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
/s/ Ernst & Young LLP
Las Vegas, Nevada
February 29, 2024

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics is contained under the headings “Proposal 1,” “Executive Officers,” and “Board and Corporate Governance Matters,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2024 annual meeting of stockholders (the “2024 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation,” “Board and Corporate Governance Matters — Director Compensation,” “Executive Compensation,” “Pay Ratio,” and “Pay Versus Performance’ in the 2024 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2024 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters — Director Independence” and “Certain Relationships and Related Transactions — Transactions with Related Persons,” respectively, in the 2024 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2024 Proxy Statement is incorporated herein by reference.

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

Exhibit Number	Exhibit Description
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

Exhibit Number	Exhibit Description
†10.11	Everi Holdings 2005 Stock Incentive Plan (incorporated by reference to Exhibit 10.25 of the Annual Report on Form 10-K of Everi FinTech filed with the SEC on March 10, 2005).

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

10.70
Fourth Amendment to the Sponsorship Agreement (effective February 1, 2022) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech (incorporated by reference to Exhibit 10.70 of Everi Holdings' Annual Report on Form 10-K filed on March 1, 2023).

Exhibit Number	Exhibit Description

†10.71
Executive Chair Agreement with Michael D. Rumbolz (effective April 1, 2023) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 3, 2023).

10.72
First Amendment to Credit Agreement, dated June 23, 2023, among Everi Holdings Inc., as borrower, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on June 29, 2023).

16.1	Letter to Securities and Exchange Commission from BDO, LLP, dated March 9, 2023 (incorporated by reference to Exhibit 16.1 of Everi Holdings’ Current Report on Form 8-K (filed on March 9, 2023).

*21.1	Subsidiaries of Everi Holdings Inc.

*23.1	Consent of Ernst & Young, LLP

*23.2	Consent of BDO USA, LLP.

*24.1	Power of Attorney (included on signature page).

*31.1
Certification of Randy L. Taylor, President and Chief Executive Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

*31.2
Certification of Mark F. Labay, Chief Financial Officer of Everi Holdings in accordance with Rules 13a-14(a) and 15d-14(a) of the Securities Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*97.1	Rule 10D-1 Claw Back Policy

*101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
+	Portions of the exhibit have been omitted pursuant to the rules and regulations of the SEC.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

February 29, 2024	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ TODD A. VALLI
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

Signature	Title	Date

/s/ RANDY L. TAYLOR	President and Chief Executive Officer and Director	February 29, 2024
Randy L. Taylor	(Principal Executive Officer)

/s/ MARK F. LABAY	Executive Vice President, Chief Financial Officer	February 29, 2024
Mark F. Labay	(Principal Financial Officer) and Treasurer

/s/ TODD A. VALLI	Senior Vice President, Chief Accounting Officer	February 29, 2024
Todd A. Valli	(Principal Accounting Officer)

/s/ MICHAEL D. RUMBOLZ	Executive Chair of the Board	February 29, 2024
Michael D. Rumbolz	Director

/s/ ATUL BALI	Lead Independent Director	February 29, 2024
Atul Bali

/s/ GEOFFREY P. JUDGE	Director	February 29, 2024
Geoffrey P. Judge

/s/ LINSTER W. FOX	Director	February 29, 2024
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	February 29, 2024
Maureen T. Mullarkey

/s/ SECIL TABLI WATSON	Director	February 29, 2024
Secil Tabli Watson

/s/ PAUL FINCH	Director	February 29, 2024
Paul Finch

/s/ DEBRA L. NUTTON	Director	February 29, 2024

Debra L. Nutton