Form 10-Q
period 2024-03-31
Everi Holdings Inc.
filed 2024-05-08
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 3, 2024, there were 84,075,849 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues
Games revenues
Gaming operations	$72,622	$75,309
Gaming equipment and systems	24,500	32,065
Games total revenues	97,122	107,374
FinTech revenues
Financial access services	57,419	56,214
Software and other	25,776	24,215
Hardware	9,029	12,669
FinTech total revenues	92,224	93,098
Total revenues	189,346	200,472
Costs and expenses
Games cost of revenues(1)
Gaming operations	9,515	6,806
Gaming equipment and systems	14,060	20,249
Games total cost of revenues	23,575	27,055
FinTech cost of revenues(1)
Financial access services	2,697	2,899
Software and other	3,132	1,423
Hardware	6,806	8,448
FinTech total cost of revenues	12,635	12,770
Operating expenses	73,614	59,192
Research and development	19,310	16,096
Depreciation	19,951	18,949
Amortization	15,509	14,364
Total costs and expenses	164,594	148,426
Operating income	24,752	52,046
Other expenses
Interest expense, net of interest income	18,800	17,970
Total other expenses	18,800	17,970
Income before income tax	5,952	34,076
Income tax provision	1,398	6,010
Net income	4,554	28,066
Foreign currency translation loss	(1,693)	(186)
Comprehensive income	$2,861	$27,880

(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2024	2023
Earnings per share
Basic	$0.05	$0.32
Diluted	$0.05	$0.30
Weighted average common shares outstanding
Basic	83,777	88,355
Diluted	87,287	94,781

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$268,617	$267,215
Settlement receivables	422,807	441,852
Trade and other receivables, net of allowances for credit losses of $5,233 and $5,210 at March 31, 2024 and December 31, 2023, respectively	107,578	107,933
Inventory	78,583	70,624
Prepaid expenses and other current assets	43,600	43,906
Total current assets	921,185	931,530
Non-current assets
Property and equipment, net	160,722	152,704
Goodwill	737,147	737,804
Other intangible assets, net	229,376	234,138
Other receivables	33,887	29,015
Deferred tax assets, net	594	598
Other assets	39,679	38,081
Total non-current assets	1,201,405	1,192,340
Total assets	$2,122,590	$2,123,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$641,863	$662,967
Accounts payable and accrued expenses	237,869	215,530
Current portion of long-term debt	1,500	6,000
Total current liabilities	881,232	884,497
Non-current liabilities
Deferred tax liabilities, net	10,379	13,762
Long-term debt, less current portion	967,582	968,465
Other accrued expenses and liabilities	32,102	31,004
Total non-current liabilities	1,010,063	1,013,231
Total liabilities	1,891,295	1,897,728
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 123,287 and 83,836 shares issued and outstanding at March 31, 2024, respectively, and 123,179 and 83,738 shares issued and outstanding at December 31, 2023, respectively	123	123
Additional paid-in capital	563,334	560,945
Retained earnings	67,285	62,731
Accumulated other comprehensive loss	(5,160)	(3,467)
Treasury stock, at cost, 39,451 and 39,441 shares at March 31, 2024 and December 31, 2023, respectively	(394,287)	(394,190)
Total stockholders’ equity	231,295	226,142
Total liabilities and stockholders’ equity	$2,122,590	$2,123,870

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities
Net income	$4,554	$28,066
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	19,951	18,949
Amortization	15,509	14,364
Non-cash lease expense	1,487	1,317
Amortization of financing costs and discounts	713	713
Loss on sale or disposal of assets	89	134
Accretion of contract rights	2,335	2,335
Provision for credit losses	2,946	3,078
Deferred income taxes	(3,353)	1,860
Reserve for inventory obsolescence	426	319
Stock-based compensation	1,942	4,825
Changes in operating assets and liabilities:
Settlement receivables	18,940	175,988
Trade and other receivables	(7,150)	(87)
Inventory	(8,495)	(10,937)
Prepaid expenses and other assets	(2,284)	(271)
Settlement liabilities	(20,991)	(193,698)
Accounts payable and accrued expenses	28,507	(15,247)
Net cash provided by operating activities	55,126	31,708
Cash flows from investing activities
Capital expenditures	(42,744)	(29,821)
Proceeds from sale of property and equipment	68	67
Net cash used in investing activities	(42,676)	(29,754)
Cash flows from financing activities
Repayments of term loan	(6,000)	(6,000)
Proceeds from exercise of stock options	447	5,233
Treasury stock - equity award activities, net of shares withheld	(97)	(333)
Payment of deferred acquisition consideration	(4,301)	(47)
Net cash used in financing activities	(9,951)	(1,147)
Effect of exchange rates on cash and cash equivalents	(960)	(167)
Cash, cash equivalents and restricted cash
Net increase for the period	1,539	640
Balance, beginning of the period	272,506	295,063
Balance, end of the period	$274,045	$295,703

Supplemental cash disclosures
Cash paid for interest	$27,397	$25,051
Cash (refunded) paid for income tax, net	(83)	465
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,362	$2,551
Transfer of leased gaming equipment to inventory	1,116	1,809

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2024	123,179	$123	$560,945	$62,731	$(3,467)	$(394,190)	$226,142
Net income	—	—	—	4,554	—	—	4,554
Foreign currency translation	—	—	—	—	(1,693)	—	(1,693)
Stock-based compensation expense	—	—	1,942	—	—	—	1,942
Exercise of options	81	—	447	—	—	—	447
Restricted stock vesting, net of shares withheld	27	—	—	—	—	(97)	(97)
Balance, March 31, 2024	123,287	$123	$563,334	$67,285	$(5,160)	$(394,287)	$231,295

	Common Stock— Series A		Additional	(Accumulated Deficit)/	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2023	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641
Net income	—	—	—	28,066	—	—	28,066
Foreign currency translation	—	—	—	—	(186)	—	(186)
Stock-based compensation expense	—	—	4,825	—	—	—	4,825
Exercise of options	702	1	5,233	—	—	—	5,234
Restricted stock vesting, net of shares withheld	53	—	—	—	—	(333)	(333)
Balance, March 31, 2023	120,145	$120	$537,523	$6,800	$(4,383)	$(284,813)	$255,247

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations;” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets;” and (iv) our Unaudited Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows.”
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2024 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows for the three months ended March 31, 2024 (in thousands).

	Classification on our Balance Sheets	At March 31, 2024	At December 31, 2023
Cash and cash equivalents	Cash and cash equivalents	$268,617	$267,215
Restricted cash - current	Prepaid expenses and other current assets	5,327	5,190
Restricted cash - non-current	Other assets	101	101
Total		$274,045	$272,506
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of March 31, 2024 and December 31, 2023, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.

The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2024
$600 million Term Loan	2	$583,040	$580,500
$400 million Unsecured Notes	2	$395,500	$400,000
December 31, 2023
$600 million Term Loan	2	$589,433	$586,500
$400 million Unsecured Notes	2	$365,000	$400,000
The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Balances
Certain amounts in the accompanying Financial Statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
None.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update require enhanced reportable segment disclosures, primarily concerning significant segment expenses.	December 31, 2024	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures; however, we do not expect the impact to be material.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure	The amendments in this update require enhanced income tax disclosures, primarily concerning the rate reconciliation and income taxes paid information.	January 1, 2025	We are currently evaluating the effect of adopting this ASU on our Financial Statement disclosures.
As of March 31, 2024, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2024	2023
Contract assets(1)
Balance, beginning of period	$26,635	$22,417
Balance, end of period	31,298	22,342
Increase (decrease)	$4,663	$(75)

Contract liabilities(2)
Balance, beginning of period	$51,799	$53,419
Balance, end of period	56,241	51,705
Increase (decrease)	$4,442	$(1,714)
(1) Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
(2) Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $15.9 million and $18.2 million in revenue that was included in the beginning contract liabilities balance during the three months ended March 31, 2024 and 2023, respectively.

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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $46.4 million and $49.4 million for the three months ended March 31, 2024 and 2023, respectively.
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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any significant financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three months ended March 31, 2024 and 2023.
4. LEASES
Lessee
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2024	At December 31, 2023
Assets
Operating lease right-of-use assets	Other assets, non-current	$26,653	$27,489
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$7,362	$7,079
Non-current operating lease liabilities	Other accrued expenses and liabilities	$25,973	$26,930

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash paid for:
Long-term operating leases	$1,839	$1,712
Short-term operating leases	$554	$372
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$671	$86
Other information related to lease terms and discount rates is as follows:

	At March 31, 2024	At December 31, 2023
Weighted Average Remaining Lease Term (in years):
Operating leases	6.64	6.71
Weighted Average Discount Rate:
Operating leases	6.15%	6.08%
Components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Operating Lease Cost:
Operating lease cost	$1,952	$1,477
Variable lease cost	$340	$319
Maturities of lease liabilities are summarized as follows as of March 31, 2024 (in thousands):

Year Ending December 31,	Amount
2024 (excluding the three months ended March 31, 2024)	$7,124
2025	8,845
2026	5,281
2027	3,217
2028	2,813
Thereafter	14,520
Total future minimum lease payments	41,800
Less: Amount representing interest	8,465
Present value of future minimum lease payments	33,335
Less: Current operating lease obligations	7,362
Long-term lease obligations	$25,973

Lessor
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2024	At December 31, 2023
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$821	$810
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

Pending Proposed Merger

On February 28, 2024, the Company entered into definitive agreements with International Game Technology PLC (“IGT”) pursuant to which IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Global Gaming and PlayDigital businesses, with the Company acquiring the Global Gaming and PlayDigital businesses in a series of transactions (the “Proposed Transaction”). Upon the closing of the Proposed Transaction, under the terms of the agreements, IGT shareholders are expected to own approximately 54% of the combined company, with the Company’s existing stockholders expected to own approximately 46% of the combined company. We incurred transaction costs of approximately $14.4 million and employee retention costs of approximately $1.3 million during the first quarter of 2024, which are included within Operating Expenses of our Statements of Operations.

On February 28, 2024, the Company and Ignite Rotate LLC, a subsidiary of IGT (“Spinco”), entered into a debt commitment letter and related letters with the lenders specified therein. On March 29, 2024, the Company and Spinco entered into an amended and restated debt commitment letter and related amended and restated letters (as amended, the “Commitment Letter”), pursuant to which the lenders committed to provide the Company and such subsidiary with up to $3.7 billion, together with a revolver of $0.8 billion, used to refinance the existing debt of the Company and its subsidiaries, and distribute funds to IGT, with the remainder to be used to pay the combined company’s fees, costs and expenses in connection with the Proposed Transaction, subject to the satisfaction of certain customary closing conditions including the consummation of the Proposed Transaction described above.

eCash Holdings Pty Limited
On March 1, 2022 (the “eCash Closing Date”), the Company acquired the stock of eCash Holdings Pty Limited (“eCash”). Under the terms of the stock purchase agreement, we paid the seller AUD$20 million (approximately USD$15 million) on the eCash Closing Date, additional consideration of AUD$5.0 million (USD$3.4 million) approximately one year following the eCash Closing Date and additional consideration of AUD$6.5 million (USD$4.2 million) approximately two years following the eCash Closing Date. In addition, we paid approximately AUD$8.7 million (USD$6.0 million) for the excess net working capital during the second quarter of 2022. We finalized our measurement period adjustments and recorded approximately $2.3 million primarily related to deferred taxes during the first quarter of 2023. The acquisition did not have a significant impact on our results of operations or financial condition.
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Intuicode Closing Date of the transaction, a net working capital payment of $1.6 million during the second quarter of 2022 and $6.4 million based on the achievement of a certain revenue target one year following the Intuicode Closing Date. In addition, we expect to make a final payment of $2.6 million based on the achievement of a certain revenue target approximately two years following the Intuicode Closing Date. We finalized our measurement period adjustments and recorded approximately $1.3 million primarily related to the final payment and deferred taxes during the second quarter of 2023.
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses in our Balance Sheets. The change in fair value of the contingent consideration during the period ended March 31, 2024 was not material.
Venuetize, Inc.

On October 14, 2022 (the “Venuetize Closing Date”), the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”), a privately owned innovator of mobile-first technologies that provide an advanced guest engagement and m-commerce platform for the sports, entertainment and hospitality industries. Under the terms of the asset purchase agreement, we paid the seller $18.2 million on the Venuetize Closing Date of the transaction and an immaterial amount twelve-months following the Venuetize Closing Date that was netted against a net working capital receivable of approximately $1.0 million. In addition, we expect to pay approximately $1.8 million in contingent consideration based upon the achievement of certain revenue targets on the twenty-four month and thirty-month anniversaries of the Venuetize Closing Date. We finalized our measurement period adjustments and recorded approximately $1.2 million primarily related to the net working capital receivable and deferred taxes during the fourth quarter of 2023. The acquisition did not have a significant impact on our results of operations or financial condition.

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses and a long-term component payable within two years recorded in other accrued expenses and liabilities in our Balance Sheets. The change in fair value of the contingent consideration during the period ended March 31, 2024 was not material.

VKGS LLC

On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment on the Video King Closing Date. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. In addition, we expect to pay approximately $0.2 million related to an indemnity holdback, which is scheduled for release on the eighteen-month anniversary of the Video King Closing Date. We finalized our measurement period adjustments and recorded an immaterial amount related to deferred taxes during the quarter ended March 31, 2024. The acquisition did not have a significant impact on our results of operations or financial condition.

Pro-forma financial information (unaudited)

The acquisition related to Video King occurred during fiscal 2023; therefore, it is included in our Financial Statements for the three months ended March 31, 2024.

The unaudited pro forma financial data on a consolidated basis, including the historical operating results of the Company, as if the Video King acquisition occurred on January 1, 2023, reflected revenue of approximately $207.4 million and net income of approximately $27.9 million for the three months ended March 31, 2023.

The acquisitions related to eCash, Intuicode and Venuetize occurred during fiscal 2022; therefore, each are included in our Financial Statements for the three months ended March 31, 2024 and 2023, respectively.

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
6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.8 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balance of funds provided in connection with this arrangement were approximately $319.3 million and $388.5 million as of March 31, 2024 and December 31, 2023, respectively.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three months ended March 31, 2024 and 2023, respectively.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2024	2023
Trade and other receivables, net
Games trade and loans receivable	$62,083	$66,044
FinTech trade and loans receivable	44,124	39,795
Contract assets(1)	31,298	26,635
Other receivables	3,960	4,474

Total trade and other receivables, net	141,465	136,948

Non-current portion of receivables

Games trade and loans receivable	710	480
FinTech trade and loans receivable	17,623	15,551
Contract assets(1)	15,554	12,984

Total non-current portion of receivables	33,887	29,015

Total trade and other receivables, current portion	$107,578	$107,933
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the three months ended March 31, 2024 and 2023 is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Beginning allowance for credit losses	$(5,210)	$(4,855)
Provision	(2,946)	(3,078)
Charge-offs, net of recoveries	2,923	2,738
Ending allowance for credit losses	$(5,233)	$(5,195)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.

Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2024	2023
Inventory
Component parts	$64,774	$59,632
Work-in-progress	1,903	1,147
Finished goods	11,906	9,845
Total inventory	$78,583	$70,624

9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At March 31, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$298,714	$203,248	$95,466	$308,438	$218,110	$90,328
Rental pool - undeployed	2-5	46,114	34,017	12,097	39,578	29,770	9,808
FinTech equipment	1-5	32,302	22,364	9,938	32,719	21,911	10,808
Leasehold and building improvements	Lease Term	19,749	5,364	14,385	19,271	4,887	14,384
Machinery, office, and other equipment	1-5	67,300	38,464	28,836	63,857	36,481	27,376
Total		$464,179	$303,457	$160,722	$463,863	$311,159	$152,704
Depreciation expense related to property and equipment totaled approximately $20.0 million and $18.9 million for the three months ended March 31, 2024 and 2023, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $737.1 million and $737.8 million at March 31, 2024 and December 31, 2023, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.

Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At March 31, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$23,927	$33,894	$57,821	$21,592	$36,229
Customer relationships	3-14	337,292	261,025	76,267	337,829	255,972	81,857
Developed technology and software	1-7	465,925	349,270	116,655	453,453	340,286	113,167
Patents, trademarks, and other	2-18	24,779	22,219	2,560	24,783	21,898	2,885
Total		$885,817	$656,441	$229,376	$873,886	$639,748	$234,138
Amortization expense related to other intangible assets was approximately $15.5 million and $14.4 million for the three months ended March 31, 2024 and 2023, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At March 31,	At December 31,
	Date	Rate	2024	2023
Long-term debt
$600 million Term Loan	2028	SOFR+2.50%	$580,500	$586,500
$125 million Revolver	2026	SOFR+2.50%	—	—
Senior Secured Credit Facilities			580,500	586,500
$400 million Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			980,500	986,500
Debt issuance costs and discount			(11,418)	(12,035)
Total debt after debt issuance costs and discount			969,082	974,465
Current portion of long-term debt			(1,500)	(6,000)
Total long-term debt, net of current portion			$967,582	$968,465

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
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR rate with a 0.50% floor plus a margin of 2.50%, or the base rate plus a margin of 1.50%. In addition, we pay a SOFR adjustment recorded as interest expense that varies for the applicable interest period, with an adjustment of 0.1% for interest periods of one month, an adjustment of 0.3% for interest periods of two months and an adjustment of 0.4% for interest periods of three months. Our Revolver remained fully undrawn as of March 31, 2024.
The weighted average interest rate on the Term Loan was 7.95% for the three months ended March 31, 2024.
Senior Unsecured Notes
Our senior unsecured notes (the “2029 Unsecured Notes”) had an outstanding balance of $400.0 million as of March 31, 2024 that accrues interest at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2029 Unsecured Notes as of March 31, 2024.
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
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC, alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The parties participated in mediation on March 21, 2023. No settlement was reached at mediation. The parties filed a joint motion to set a firm trial date which the court granted. The case is set for trial on the court’s May 28, 2025 trial calendar. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Mary Parrish matter:
Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff’s complaint alleges she received a printed receipt for cash access services performed at an Everi Payments’ ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys’ fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. On May 4, 2023, the United States District Court entered an order remanding the case and the matter is now pending in the District Court of Nevada, Clark County. On October 20, 2023, the Clark County Court entered an Order denying Everi’s Motion to Dismiss. Thereafter, Everi filed a Petition for Writ of Mandamus with the Nevada Supreme Court appealing the Clark County court’s ruling. On December 15, 2023, the Nevada Supreme Court denied Everi’s Petition for Writ of Mandamus. The case is set for trial on the court’s January 6, 2025, trial calendar. Discovery is underway. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases” and installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations.”

13. STOCKHOLDERS’ EQUITY
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program in an amount not to exceed $180 million, pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934. The actual number of shares to be purchased will depend upon market conditions and is subject to available liquidity, general market and economic conditions, alternative uses for the capital and other factors. All shares purchased will be held in the Company’s treasury for possible future use. As of March 31, 2024, Everi had approximately 83.8 million shares issued and outstanding, net of 39.5 million shares held in the Company’s treasury. There is no minimum number of shares that the Company is required to repurchase, and the program may be suspended or discontinued at any time without prior notice. This new repurchase program supersedes and replaces, in its entirety, the previous share repurchase program.
There were no shares repurchased during the three months ended March 31, 2024 and 2023, respectively. Under the share repurchase program, the remaining availability was $80.0 million as of March 31, 2024.
14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Weighted average shares
Weighted average number of common shares outstanding - basic	83,777	88,355
Potential dilution from equity awards(1)	3,510	6,426
Weighted average number of common shares outstanding - diluted(1)	87,287	94,781
(1) There were 1.7 million and 0.1 million shares that were anti-dilutive under the treasury stock method for the three months ended March 31, 2024 and 2023, respectively.
15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2023	4,804	2,464
Granted	—	—
Exercised options or vested shares	(81)	(27)
Canceled or forfeited	—	(6)
Outstanding, March 31, 2024	4,723	2,431
There were approximately 2.1 million awards of our common stock available for future equity grants under our existing equity incentive plan as of March 31, 2024.

16. INCOME TAXES
The income tax provision for the three months ended March 31, 2024, reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and a valuation allowance on certain deferred tax assets, partially offset by a research credit. The income tax provision for the three months ended March 31, 2023, reflected an effective income tax rate of 17.6%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes.
We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of March 31, 2024, we recorded approximately $4.5 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months.
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

The following tables present segment information (in thousands)*:

	Three Months Ended March 31,
	2024	2023
Games
Revenues
Gaming operations	$72,622	$75,309
Gaming equipment and systems	24,500	32,065
Total revenues	97,122	107,374
Costs and expenses
Cost of revenues(1)
Gaming operations	9,515	6,806
Gaming equipment and systems	14,060	20,249
Total cost of revenues	23,575	27,055
Operating expenses(2)	33,352	20,872
Research and development	11,791	10,653
Depreciation	17,299	16,239
Amortization	11,412	10,276
Total costs and expenses	97,429	85,095
Operating (loss) income	$(307)	$22,279
(1)    Exclusive of depreciation and amortization.
(2)    Includes approximately $14.1 million of transaction costs and approximately $0.7 million of employee retention costs related to the Proposed Transaction.
* Rounding may cause variances.

	Three Months Ended March 31,
	2024	2023
FinTech
Revenues
Financial access services	$57,419	$56,214
Software and other	25,776	24,215
Hardware	9,029	12,669
Total revenues	92,224	93,098
Costs and expenses
Cost of revenues(1)
Financial access services	2,697	2,899
Software and other	3,132	1,423
Hardware	6,806	8,448
Total cost of revenues	12,635	12,770
Operating expenses(2)	40,262	38,320
Research and development	7,519	5,443
Depreciation	2,652	2,710
Amortization	4,097	4,088
Total costs and expenses	67,165	63,331
Operating income	$25,059	$29,767
(1)    Exclusive of depreciation and amortization.
(2)    Includes approximately $0.3 million of transaction costs and approximately $0.6 million of employee retention costs related to the Proposed Transaction
* Rounding may cause variances.

	At March 31,	At December 31,
	2024	2023
Total assets
Games	$941,907	$931,322
FinTech	1,180,683	1,192,548
Total assets	$2,122,590	$2,123,870
Major Customers. No single customer accounted for more than 10% of our revenues for the three months ended March 31, 2024 and 2023, respectively. Our five largest customers accounted for approximately 13% and 13% of our revenues for the three months ended March 31, 2024 and 2023, respectively.
18. SUBSEQUENT EVENTS
On May 2, 2024, the Board of Directors canceled the share repurchase program that was authorized on May 3, 2023 for $180.0 million. The Company had repurchased $100.0 million of common shares with $80.0 million remaining available under the share repurchase program.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements,” (ii) our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations,” (iii) our unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets,” (iv) our unaudited Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows,” and (v) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, including the Proposed Transaction (defined below) as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and only as of the date hereof. We undertake no obligation to update or publicly revise any forward-looking statements as a result of new information, future developments or otherwise.
Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding trends, developments, and uncertainties impacting our business, including our ability to withstand: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of a pandemic, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product and technological innovations that address customer needs in a new and evolving operating environment or disrupt the industry, such as generative artificial intelligence; to enhance shareholder value in the long-term; trends in gaming operator and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; the Proposed Transaction (defined below), including the anticipated timing of the closing of the Proposed Transaction and the incurrence and use of any debt pursuant to the Commitment Letter (defined below); product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee agreements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crises of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions, climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming operator and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, compromises and other security vulnerabilities; national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; the possibility that the conditions to the consummation of the Proposed Transaction will not be satisfied (including the failure to obtain necessary regulatory, stockholder and shareholder approvals or any necessary waivers, consents, or transfers, including for any required licenses or other agreements) in the anticipated timeframe or at all; the ability to realize the anticipated benefits of the Proposed Transaction, including the possibility that the Company and IGT may be unable to achieve the expected benefits, synergies and operating efficiencies in connection with the Proposed Transaction within the expected timeframes or at all and to successfully separate and/or integrate the acquired businesses of IGT; the occurrence of any events, change or other circumstances that could give rise to the termination of the merger agreement for the Proposed Transaction; changes in the extent and characteristics of the common stockholders of the Company and its effect pursuant to the merger agreement for the Proposed Transaction on the number of shares of the Company’s common stock issuable pursuant to the Proposed Transaction and the extent of indebtedness to be incurred by the Company in connection with the Proposed Transaction; technological obsolescence and our ability to adapt to evolving technologies, including generative artificial intelligence; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry (“PCI”) Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.
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
•During the first quarter of 2024, we entered into definitive agreements with International Game Technology PLC (“IGT”) pursuant to which IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Global Gaming and PlayDigital businesses, with the Company acquiring the Global Gaming and PlayDigital businesses in a series of transactions (the “Proposed Transaction”). In connection with the Proposed Transaction, we incurred transaction costs of approximately $14.4 million and employee retention costs of approximately $1.3 million during the first quarter of 2024.
•During the second quarter of 2023, we acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.3 million, inclusive of a net working capital payment. The acquisition did not have a significant impact on our financial condition or results of operations as of and for the period ended March 31, 2024.

Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments, see “Note 1 — Business”, “Note 3 — Revenues” and “Note 17 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended March 31, 2024 compared to three months ended March 31, 2023
The following table presents our Results of Operations as reported for the three months ended March 31, 2024 compared to the three months ended March 31, 2023 (amounts in thousands)*:

	Three Months Ended
	March 31, 2024		March 31, 2023		2024 vs 2023
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$72,622	38%	$75,309	38%	$(2,687)	(4)%
Gaming equipment and systems	24,500	13%	32,065	16%	(7,565)	(24)%
Games total revenues	97,122	51%	107,374	54%	(10,252)	(10)%
FinTech revenues
Financial access services	57,419	30%	56,214	28%	1,205	2%
Software and other	25,776	14%	24,215	12%	1,561	6%
Hardware	9,029	5%	12,669	6%	(3,640)	(29)%
FinTech total revenues	92,224	49%	93,098	46%	(874)	(1)%
Total revenues	189,346	100%	200,472	100%	(11,126)	(6)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	9,515	5%	6,806	3%	2,709	40%
Gaming equipment and systems	14,060	7%	20,249	10%	(6,189)	(31)%
Games total cost of revenues	23,575	12%	27,055	13%	(3,480)	(13)%
FinTech cost of revenues(1)
Financial access services	2,697	1%	2,899	1%	(202)	(7)%
Software and other	3,132	2%	1,423	1%	1,709	120%
Hardware	6,806	4%	8,448	4%	(1,642)	(19)%
FinTech total cost of revenues	12,635	7%	12,770	6%	(135)	(1)%
Operating expenses	73,614	39%	59,192	30%	14,422	24%
Research and development	19,310	10%	16,096	8%	3,214	20%
Depreciation	19,951	11%	18,949	9%	1,002	5%
Amortization	15,509	8%	14,364	7%	1,145	8%
Total costs and expenses	164,594	87%	148,426	74%	16,168	11%
Operating income	24,752	13%	52,046	26%	(27,294)	(52)%
Other expenses
Interest expense, net of interest income	18,800	10%	17,970	9%	830	5%
Total other expenses	18,800	10%	17,970	9%	830	5%
Income before income tax	5,952	3%	34,076	17%	(28,124)	(83)%

(1) Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	March 31, 2024		March 31, 2023		2024 vs 2023
	$	%	$	%	$	%
Income tax provision	1,398	1%	6,010	3%	(4,612)	(77)%
Net income	$4,554	2%	$28,066	14%	$(23,512)	(84)%
* Rounding may cause variances.
Revenues
Total revenues decreased by approximately $11.1 million, or 6%, to approximately $189.3 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily due to the decline in Games revenues described below.
Games revenues decreased by approximately $10.2 million, or 10%, to approximately $97.1 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This change was primarily due to lower unit sales, partially offset by higher average selling prices reflected in our gaming equipment and systems revenues. In addition, the decrease was due to a lower daily win per unit and a reduced installed base of leased machines, partially offset by the continued results from our bingo solutions and interactive offerings reflected in our gaming operations revenues.

FinTech revenues decreased by approximately $0.9 million, or 1%, to approximately $92.2 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This change was primarily due to lower unit sales in both kiosk and loyalty units reflected in our hardware revenues. The decrease was mostly offset by an increase in both transaction and dollar volumes reflected in our financial access services revenues associated with continued strength in the gaming industry. In addition, the decrease was further offset by increased revenues from software sales and support related services attributable to our kiosk solutions reflected in our software and other revenues.

Costs and Expenses
Total costs and expenses increased by approximately $16.2 million, or 11%, to approximately $164.6 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues decreased by approximately $3.5 million, or 13%, to approximately $23.6 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues. The decrease was partially offset by the additional costs related to our installed base of leased bingo integrated electronic gaming tablets reflected in our gaming operations cost of revenues.
FinTech cost of revenues was relatively consistent for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily due to the reduced variable costs of hardware revenues associated with the lower unit sales of kiosk and loyalty units, in addition to a decrease in variable costs of financial access services from our check warranty offering. This result was partially offset by an increase in variable costs related to higher software revenues from our kiosk solutions.
Operating expenses increased by approximately $14.4 million, or 24%, to approximately $73.6 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily due to approximately $15.7 million in incremental accounting, legal, consulting and employee retention expenses related to the Proposed Transaction. In addition, the increase in operating expenses was related to higher payroll and related expenses to support the growth of our existing operations, and rising expenses for software licensing in our Games and FinTech segments. The increase in operating expenses was partially offset by reduced stock-based compensation expense in our Games and FinTech segments.

Research and development expense increased by approximately $3.2 million, or 20%, to approximately $19.3 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This change was primarily due to growth in our operations and continued investment in new products in our Games and FinTech segments.
Depreciation expense increased by approximately $1.0 million, or 5%, to approximately $20.0 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily associated with the shortening of estimated remaining useful lives that were no longer supportable for certain fixed assets and an increase in capital spending in our Games segment.
Amortization expense increased by approximately $1.1 million, or 8%, to approximately $15.5 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily associated with capitalized software costs from development initiatives in our Games segment.
Primarily as a result of the factors described above, our operating income decreased by $27.3 million, or 52%, for the three months ended March 31, 2024, as compared to the same period in the prior year. The operating income margin was 13% for the three months ended March 31, 2024 compared to an operating income margin of 26% for the same period in the prior year.
Interest expense, net of interest income, increased by approximately $0.8 million, or 5%, to approximately $18.8 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily due to higher interest rates on our variable debt and our vault cash as a result of inflationary pressures in the macro-economic environment and global instability. This was partially offset by interest earned of approximately $3.7 million on our cash balances due to rising interest rates throughout the period.
Income tax provision decreased by approximately $4.6 million, or 77%, to approximately $1.4 million for the three months ended March 31, 2024, as compared to the same period in the prior year. The income tax provision for the three months ended March 31, 2024 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and a valuation allowance on certain deferred tax assets, partially offset by a research credit. The income tax provision of $6.0 million for the three months ended March 31, 2023 reflected an effective income tax rate of 17.6%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes.

Primarily as a result of the factors described above, we had net income of approximately $4.6 million for the three months ended March 31, 2024, as compared to net income of approximately $28.1 million for the same period in the prior year.
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
Recent Accounting Guidance
For a description of our recently adopted accounting guidance and recent accounting guidance not yet adopted, see the section entitled “Recent Accounting Guidance” in “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31
	2024	2023
Balance sheet data
Total assets	$2,122,590	$2,123,870
Total borrowings	$969,082	$974,465
Total stockholders’ equity	$231,295	$226,142
Cash available
Cash and cash equivalents	$268,617	$267,215
Settlement receivables	422,807	441,852
Settlement liabilities	(641,863)	(662,967)
Net cash position(1)	49,561	46,100
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$174,561	$171,100
(1)    Non-GAAP financial measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q our net cash position and net cash available, which are not measures of financial position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. Our net cash position is cash and cash equivalents plus settlement receivables less settlement liabilities; and our net cash available is net cash position plus undrawn amounts available under our revolving credit facility. Our net cash position and net cash available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
As of March 31, 2024, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $19.9 million as of March 31, 2024. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Three Months Ended March 31,		$ Change
	2024	2023	2024 vs 2023
Cash flow activities
Net cash provided by operating activities	$55,126	$31,708	$23,418
Net cash used in investing activities	(42,676)	(29,754)	(12,922)
Net cash used in financing activities	(9,951)	(1,147)	(8,804)
Effect of exchange rates on cash and cash equivalents	(960)	(167)	(793)
Cash, cash equivalents and restricted cash
Net increase for the period	1,539	640	899
Balance, beginning of the period	272,506	295,063	(22,557)
Balance, end of the period	$274,045	$295,703	$(21,658)
Cash flows provided by operating activities increased by approximately $23.4 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily due to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
Cash flows used in investing activities increased by approximately $12.9 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily attributable to an increase in capital expenditures in our Games and FinTech segments.
Cash flows used in financing activities increased by approximately $8.8 million for the three months ended March 31, 2024, as compared to the same period in the prior year. This was primarily related to payments of deferred consideration for acquisitions in our FinTech segment and less proceeds from the reduced option exercise activities.
Long-Term Debt
Our $125 million senior secured revolving credit facility (the “Revolver”) remained fully undrawn and we had an outstanding balance on the $600 million senior secured term loan (the “Term Loan”) of $580.5 million as of March 31, 2024.

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
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.8 million and $4.3 million for the three months ended March 31, 2024 and 2023, respectively. The usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balances of funds provided in connection with the agreement were approximately $319.3 million and $388.5 million as of March 31, 2024 and December 31, 2023, respectively.
We are responsible for any losses of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2024 and 2023, respectively.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by our primary third-party vendor was approximately $319.3 million as of March 31, 2024; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.2 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.95% for the three months ended March 31, 2024. Based upon the outstanding balance of the Term Loan of $580.5 million as of March 31, 2024, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.8 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for our senior unsecured notes due 2029; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2024 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2024
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our most recently filed Annual Report and “Risk Factors” in our Current Report on Form 8-K filed on February 29, 2024, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report and Current Report on Form 8-K filed on February 29, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed, except as reflected in the following new risk factors:
The Company has pursued, and may in the future pursue, strategic acquisitions, investments, strategic partnerships or other ventures, which could disrupt the Company’s ongoing business and expose the Company to various risks inherent in such transactions.
The Company has pursued, and plans to continually evaluate, potential acquisitions and investment opportunities in complementary businesses, technologies, services, or products, or to enter into strategic relationships. For example, as previously announced, on February 28, 2024, the Company entered into definitive agreements with International Game Technology PLC (“IGT”) pursuant to which, through a series of steps, IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Global Gaming and PlayDigital businesses, with the Company acquiring the Global Gaming and PlayDigital businesses in a series of transactions. The Company may not be able to identify suitable acquisition, investment or strategic partnership candidates, or if it does identify suitable candidates in the future, it may not be able to complete those transactions on commercially favorable terms, or at all.
Any acquisition, strategic investment, or similar activity may disrupt the Company’s ongoing operations, divert management from their primary responsibilities, subject it to additional liabilities, increase its expenses, and otherwise adversely impact the Company’s business, financial condition, and results of operations. The Company may not achieve any or all of the anticipated financial results, cost synergies, or other benefits expected in connection with any such transaction, or strengthen its competitive position, or achieve other anticipated goals in a timely manner, or at all. Further, such transactions may be viewed negatively by current or potential customers, financial markets, or investors. Integration of acquired companies may also result in problems related to integration of technology and inexperienced management teams. Additionally, the Company may have difficulties retaining or assimilating acquired employees, including key personnel. Due diligence performed prior to closing acquisitions or investments or similar ventures may not uncover all risks or liabilities that could materially impact the Company’s business and financial results. The Company may not successfully integrate business, operational, and financial activities such as internal controls, cyber security measures, data privacy laws, and other corporate governance and regulatory matters, operations, personnel or products related to acquisitions and similar transactions. If the Company fails to successfully integrate any acquired companies or businesses, it could materially and adversely affect the Company’s business, reputation, financial condition, and results of operations. Acquisitions or similar activities may also reduce the Company’s cash available for operations and other uses, and could result in an increase in amortization expense related to identifiable assets acquired, potentially dilutive issuances of equity securities, or the incurrence of debt, any of which could subject the Company to material restrictions and harm its business, financial condition, and results of operations.

The Company may not complete the proposed acquisition of the IGT’s Global Gaming and PlayDigital businesses within the anticipated time frame or at all.
On February 28, 2024, the Company entered into definitive agreements with IGT pursuant to which, through a series of steps, IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Global Gaming and PlayDigital businesses, with the Company acquiring the Global Gaming and PlayDigital businesses in a series of transactions. On February 28, 2024, the Company and a subsidiary of IGT also entered into a debt commitment letter and related letters with the lenders specified therein, and on March 29, 2024, the debt commitment letter and related letters were amended and restated (as amended, the “Commitment Letter”), pursuant to which the lenders committed to provide the Company and such subsidiary with up to $4.5 billion used to refinance the existing debt of the Company and its subsidiaries and distribute funds to IGT, with the remainder to be used to pay the combined company’s fees, costs and expenses in connection with the proposed transaction, subject to the satisfaction of certain customary closing conditions, including the consummation of the proposed transaction described above. Upon the closing of the proposed transaction, IGT shareholders are expected to receive shares of the Company’s common stock resulting in an approximate 54% ownership interest in the combined company, with the Company’s existing stockholders expected to own approximately 46% of the combined company. The proposed transaction is expected to close in early 2025, subject to receipt of regulatory approvals, stockholder and shareholder approvals, and other customary closing conditions.
Unanticipated developments or changes, including changes in law, the macroeconomic environment, and market conditions or regulatory or political conditions may affect the Company’s ability to complete the proposed transaction as currently expected and within the anticipated time frame or at all. Any delay in completing the proposed transaction could cause the Company not to realize some or all of the expected benefits or realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations, or costs, or place restrictions on the conduct of the combined company or its subsidiaries or may materially delay the completion of the proposed transaction. If the completion of the proposed transaction is delayed or does not occur, this would likely result in a material adverse effect on the Company’s business, reputation, financial condition, and results of operations.
The proposed acquisition of IGT’s Global Gaming and PlayDigital businesses could divert management’s attention and resources from the Company’s ongoing business, result in the incurrence of significant or unanticipated costs and expenses, and otherwise adversely affect its business, financial condition, and results of operations.
Whether or not the proposed acquisition is completed, the Company’s businesses and operations may face material risks and challenges in connection therewith, including, without limitation:
•the diversion of management’s attention from the Company’s ongoing business and operations as a result of the devotion of management’s attention to the proposed transaction;
•maintenance of employee morale and retention and integration of key management and other employees;
•retention of existing business and operational relationships, including with customers, suppliers, employees and other counterparties, and attracting new business and operational relationships;
•execution and related risks in connection with financing transactions undertaken by the Company in connection with the proposed transaction;
•potential or unknown liabilities associated with the IGT’s Global Gaming and PlayDigital businesses;
•difficulty of incorporating acquired operations, technology, and rights into the Company’s business, and unanticipated expenses related to such integration;

•difficulty of integrating IGT’s Global Gaming and PlayDigital businesses and the lack of control if such integration is delayed or not successfully implemented;
•other significant costs and expenses incurred in connection with the proposed transaction; and
•potential negative reactions from the financial markets.
Any of these factors could have a material adverse effect on the Company’s business, financial condition, results of operations, cash flows, and/or the price of the Company’s common stock.
Difficulties in integrating the IGT’s Global Gaming and PlayDigital businesses may result in the failure to realize anticipated synergies in the expected time frame or at all, present other operational challenges, and result in unforeseen expenses associated with the proposed transaction. In addition, the Company expects to incur significant costs in connection with the proposed transaction, including the cost of financing and other transaction costs, integration costs, legal and regulatory fees, and other costs that its management team believes are necessary to realize the anticipated synergies from the proposed transaction. The Company may also incur unforeseen or higher expenses associated with the proposed transaction. The incurrence of these costs could cause the Company’s financial results to differ from its expectations or the expectations of the investment community and could otherwise have a material adverse effect on the Company’s business, financial condition, and results of operations, including in the periods in which they are incurred.
In addition, under the merger agreement for the proposed transaction with IGT, the Company is subject to certain restrictions on the conduct of its business prior to completing the proposed transaction. These restrictions may prevent the Company from taking certain actions with respect to capital stock or equity awards, amending organizational documents, taking certain actions with respect to material contracts and benefit plans, pursuing certain strategic transactions, acquiring and disposing assets, undertaking certain capital projects, incurring certain indebtedness, changing accounting or tax filing practices, settling certain legal proceedings, failing to maintain insurance, abandoning or selling certain material intellectual property and otherwise pursuing other actions that are not in the ordinary course of business, even if such actions could prove beneficial. These restrictions may impede the Company’s growth prior to the close of the proposed transaction, which could negatively impact its revenue, earnings and cash flows.
Any of the foregoing, including the failure to complete the proposed transaction or to realize the anticipated benefits and synergies of the proposed transaction in a timely manner or at all, and the impact of any indebtedness incurred by the Company in connection with the proposed transaction, would likely have a material adverse effect on the Company’s business, reputation, stock price, financial condition, and results of operations.
The amount of debt that the Company and its subsidiaries may incur in connection with the proposed acquisition of IGT’s Global Gaming and PlayDigital businesses may be substantial.
If the proposed acquisition of IGT’s Global Gaming and PlayDigital businesses is consummated, the indebtedness to be incurred as contemplated by the Commitment Letter will become indebtedness of the Company, and will be guaranteed by the Company and any co-borrower of the term loan facility (in each case, except as to its own obligations) and each of the Company’s direct and indirect, existing and future wholly-owned domestic restricted subsidiaries which are not co-borrowers (after giving effect to the proposed transaction), subject to certain exceptions. The indebtedness will be secured by a first priority security interest in substantially all tangible and intangible assets of the Company, any co-borrower of the term loan facility and the guarantors, subject to certain permitted liens and other agreed upon exceptions.
Following consummation of the proposed transaction, including the incurrence of debt contemplated by the Commitment Letter described above, the combined company’s debt levels and debt service obligations will increase substantially. Given the increased debt levels and debt service obligations, the combined company may have less cash flow available for its business operations and may become increasingly vulnerable to general adverse economic and industry conditions and interest rate trends, which could limit its ability to obtain future financing.

The market price of the Company’s common stock may decline as a result of the proposed acquisition of IGT’s Global Gaming and PlayDigital businesses and the market price of the Company’s common stock after the consummation of the proposed transaction may be affected by factors different from those affecting the price of the Company’s common stock before the proposed transaction.
There can be no assurance that the market price of the Company’s common stock will rise or remain constant. If the proposed transaction is consummated and the market price of the Company’s common stock declines, the percentage decline as an absolute number and as a percentage of the overall market capitalization may be greater than would occur in the absence of the proposed transaction. In many cases, both the total market capitalization of an issuer and the market price of a share of such issuer's common stock following separation, divestiture or combination transactions are lower than they were before the consummation of such transactions, and the liquidity of the Company’s common stock could potentially be affected by any decreases in share price and investor sentiment following the consummation of the proposed transaction. Additionally, the Company cannot predict whether the market value of its common stock after the proposed transaction will be, in the aggregate, less than, equal to, or greater than the market value of such shares prior to the proposed transaction.
In addition, upon completion of the proposed transaction, the Company’s current stockholders will own interests in the combined company operating an expanded business with a different mix of assets, risks and liabilities. The Company’s current stockholders may not wish to continue to invest in the combined company, or for other reasons may wish to dispose of some or all of their common stock. If, following the consummation of the proposed transaction, large amounts of the Company’s common stock are sold, the price of the shares of the Company’s common stock could decline.
Further, the combined company’s results of operations, as well as the market price of the Company’s common stock after the proposed transaction, may be affected by factors in addition to those currently affecting the Company’s results of operations and the market price of the Company’s common stock, and other differences in assets and capitalization. Accordingly, the Company’s historical market price and financial results may not be indicative of these matters for the combined company after the consummation of the proposed transaction.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases and Withholding of Equity Securities
The following table includes the monthly repurchases or withholdings of our common stock during the first quarter ended March 31, 2024:

	Total Number of Shares Purchased (in thousands)		Average Price Paid per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands) (2)
Share Repurchases
1/1/24 - 1/31/24	—		$—	—	$80,000.0
2/1/24 - 2/29/24	—		$—	—	80,000.0
3/1/24 - 3/31/24	—		$—	—	80,000.0
Sub-total	—		$—	—	$80,000.0

Tax Withholdings
1/1/24 - 1/31/24	—	(3)	$—	—	$—
2/1/24 - 2/29/24	2.6	(3)	$11.40	—	—
3/1/24 - 3/31/24	7.2	(3)	$9.33	—	—
Sub-total	9.8		$9.89	—	$—

Total	9.8		$9.89	—	$80,000.0
(1)    Represents the average price per share of common stock purchased or withheld.
(2)    As discussed in "Note 13 — Stockholders' Equity” in Part I, Item 1: Financial Statements of this quarterly report, the share repurchase program was approved on May 3, 2023 for an amount not to exceed $180 million over the next eighteen (18) months through November 3, 2024. There were no shares repurchased during the three months ended March 31, 2024, and the remaining availability was $80.0 million as of March 31, 2024. On May 2, 2024, the Board of Directors canceled the share repurchase program.
(3)    Represents the shares of common stock that were withheld from restricted stock awards and the net settlement of stock option exercises to satisfy the applicable tax withholding obligations incident to the vesting of such restricted stock awards and the exercise of such stock options. There are no limitations on the number of shares of common stock that may be withheld from restricted stock awards or stock options to satisfy the tax withholding obligations incident to the vesting of restricted stock awards or exercise of stock options. There were 9.8 thousand shares withheld during the three months ended March 31, 2024.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.

Item 5. Other Information.
(a) None.
(b) Not applicable.
(c) There were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended March 31, 2024.

Item 6. Exhibits

Exhibit Number	Description

2.1+#
Agreement and Plan of Merger by and among International Game Technology PLC, Ignite Rotate LLC, Everi Holdings Inc. and Ember Sub LLC dated as of February 28, 2024 (incorporated by reference to Exhibit 2.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

3.1
Amended and Restated Certificate of Incorporation of Everi Holdings (incorporated by reference to Exhibit 3.1 of Amendment No. 1 of Everi Holdings Inc.’s Registration Statement on Form S-1 (Registration No. 333-123514) filed with the SEC on May 26, 2005).

3.2
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Everi Holdings Inc. (incorporated by reference to Exhibit 3.1 of Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on April 30, 2009).

3.3
Certificate of Amendment of Amended and Restated Certificate of Incorporation of Everi Holdings Inc. (incorporated by reference to Exhibit 3.1 of Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2015).

3.4
Second Amended and Restated Bylaws of Everi Holdings Inc. (effective as of August 24, 2015) (incorporated by reference to Exhibit 3.2 of Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on August 14, 2015).

10.1+#
Separation and Distribution Agreement by and among International Game Technology PLC, Ignite Rotate LLC, International Game Technology and Everi Holdings Inc. dated as of February 28, 2024 (incorporated by reference to Exhibit 10.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.2+#
Employee Matters Agreement by and among International Game Technology PLC, Ignite Rotate LLC, International Game Technology and Everi Holdings Inc. dated as of February 28, 2024 (incorporated by reference to Exhibit 10.2 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.3+
Real Estate Matters Agreement by and among International Game Technology PLC, Ignite Rotate LLC, International Game Technology and Everi Holdings Inc. dated as of February 28, 2024 (incorporated by reference to Exhibit 10.3 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.4+
Tax Matters Agreement by and among International Game Technology PLC, Ignite Rotate LLC, International Game Technology and Everi Holdings Inc. dated as of February 28, 2024 (incorporated by reference to Exhibit 10.4 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.5+#
Voting and Support Agreement by and among Everi Holdings Inc., International Game Technology PLC, Ignite Rotate LLC and De Agostini S.p.A. dated as of February 28, 2024 (incorporated by reference to Exhibit 10.5 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.6+#
Investor Rights Agreement by and between Everi Holdings Inc. and De Agostini S.p.A. dated as of February 28, 2024 (incorporated by reference to Exhibit 10.6 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

Exhibit Number	Description

10.7+
Commitment Letter by and among Ignite Rotate LLC, Deutsche Bank AG New York Branch (and its affiliates), Macquarie Capital (USA) Inc. (and its affiliates) and Everi Holdings Inc., dated as of February 28, 2024 (incorporated by reference to Exhibit 10.7 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

10.8†
Amendment No.1 to the Everi Holdings Inc. Amended and Restated 2014 Equity Incentive Plan dated February 28, 2024 (incorporated by reference to Exhibit 10.8 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on February 29, 2024).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
#	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
+	Schedules (or similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis up on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 8, 2024		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)