Form 10-Q
period 2024-06-30
Everi Holdings Inc.
filed 2024-08-07
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of August 2, 2024, there were 85,323,580 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Games revenues
Gaming operations	$71,936	$77,781	$144,558	$153,090
Gaming equipment and systems	25,735	35,351	50,235	67,416
Games total revenues	97,671	113,132	194,793	220,506
FinTech revenues
Financial access services	57,533	55,660	114,952	111,874
Software and other	24,750	23,995	50,526	48,210
Hardware	11,236	15,930	20,265	28,599
FinTech total revenues	93,519	95,585	185,743	188,683
Total revenues	191,190	208,717	380,536	409,189
Costs and expenses
Games cost of revenues(1)
Gaming operations	9,836	8,388	19,351	15,194
Gaming equipment and systems	15,266	20,141	29,326	40,390
Games total cost of revenues	25,102	28,529	48,677	55,584
FinTech cost of revenues(1)
Financial access services	2,465	2,697	5,162	5,596
Software and other	3,485	1,923	6,617	3,346
Hardware	7,827	10,574	14,633	19,022
FinTech total cost of revenues	13,777	15,194	26,412	27,964
Operating expenses	66,367	61,390	139,981	120,582
Research and development	19,986	16,637	39,296	32,733
Depreciation	19,727	19,522	39,678	38,471
Amortization	16,170	14,173	31,679	28,537
Total costs and expenses	161,129	155,445	325,723	303,871
Operating income	30,061	53,272	54,813	105,318
Other expenses
Interest expense, net of interest income	18,637	20,136	37,437	38,106
Total other expenses	18,637	20,136	37,437	38,106
Income before income tax	11,424	33,136	17,376	67,212
Income tax provision	2,251	5,740	3,649	11,750
Net income	9,173	27,396	13,727	55,462
Foreign currency translation gain (loss)	677	118	(1,016)	(68)
Comprehensive income	$9,850	$27,514	$12,711	$55,394

1.Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Earnings per share
Basic	$0.11	$0.31	$0.16	$0.62
Diluted	$0.11	$0.29	$0.16	$0.59
Weighted average common shares outstanding
Basic	84,515	88,213	84,146	88,866
Diluted	87,130	93,472	87,208	94,708

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At June 30,	At December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$229,369	$267,215
Settlement receivables	410,810	441,852
Trade and other receivables, net of allowances for credit losses of $5,161 and $5,210 at June 30, 2024 and December 31, 2023, respectively	104,827	107,933
Inventory	81,448	70,624
Prepaid expenses and other current assets	49,198	43,906
Total current assets	875,652	931,530
Non-current assets
Property and equipment, net	173,154	152,704
Goodwill	737,472	737,804
Other intangible assets, net	224,744	234,138
Other receivables	34,996	29,015
Deferred tax assets, net	593	598
Other assets	37,597	38,081
Total non-current assets	1,208,556	1,192,340
Total assets	$2,084,208	$2,123,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$614,983	$662,967
Accounts payable and accrued expenses	215,809	215,530
Current portion of long-term debt	3,000	6,000
Total current liabilities	833,792	884,497
Non-current liabilities
Deferred tax liabilities, net	9,288	13,762
Long-term debt, less current portion	966,700	968,465
Other accrued expenses and liabilities	28,838	31,004
Total non-current liabilities	1,004,826	1,013,231
Total liabilities	1,838,618	1,897,728
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at June 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 124,578 and 85,127 shares issued and outstanding at June 30, 2024, respectively, and 123,179 and 83,738 shares issued and outstanding at December 31, 2023, respectively	125	123
Additional paid-in capital	567,777	560,945
Retained earnings	76,458	62,731
Accumulated other comprehensive loss	(4,483)	(3,467)
Treasury stock, at cost, 39,451 and 39,441 shares at June 30, 2024 and December 31, 2023, respectively	(394,287)	(394,190)
Total stockholders’ equity	245,590	226,142
Total liabilities and stockholders’ equity	$2,084,208	$2,123,870

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities
Net income	$13,727	$55,462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	39,678	38,471
Amortization	31,679	28,537
Non-cash lease expense	2,992	2,725
Amortization of financing costs and discounts	1,427	1,427
Loss on sale or disposal of assets	420	350
Accretion of contract rights	4,670	4,670
Provision for credit losses	5,499	5,591
Deferred income taxes	(4,444)	6,065
Reserve for inventory obsolescence	772	867
Stock-based compensation	4,626	9,653
Adjustment to deferred acquisition consideration	(161)	—
Changes in operating assets and liabilities:
Settlement receivables	30,903	180,816
Trade and other receivables	(8,139)	(898)
Inventory	(8,893)	(13,962)
Prepaid expenses and other assets	(5,216)	(656)
Settlement liabilities	(47,837)	(202,811)
Accounts payable and accrued expenses	4,232	(20,107)
Net cash provided by operating activities	65,935	96,200
Cash flows from investing activities
Capital expenditures	(92,883)	(60,035)
Acquisitions, net of cash acquired	—	(59,151)
Proceeds from sale of property and equipment	104	101
Net cash used in investing activities	(92,779)	(119,085)
Cash flows from financing activities
Repayments of term loan	(6,000)	(6,000)
Proceeds from exercise of stock options	2,207	7,115
Treasury stock - equity award activities, net of shares withheld	(96)	(8,071)
Treasury stock - repurchase of shares	—	(40,000)
Payment of deferred acquisition consideration	(4,363)	(10,412)
Net cash used in financing activities	(8,252)	(57,368)
Effect of exchange rates on cash and cash equivalents	(768)	382
Cash, cash equivalents and restricted cash
Net decrease for the period	(35,864)	(79,871)
Balance, beginning of the period	272,506	295,063
Balance, end of the period	$236,642	$215,192

Supplemental cash disclosures
Cash paid for interest	$44,371	$42,474
Cash received for interest	7,557	5,928
Cash paid for income tax, net	11,376	4,231
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,090	$1,880
Transfer of leased gaming equipment to inventory	2,703	3,636

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2024	123,179	$123	$560,945	$62,731	$(3,467)	$(394,190)	$226,142
Net income	—	—	—	4,554	—	—	4,554
Foreign currency translation	—	—	—	—	(1,693)	—	(1,693)
Stock-based compensation expense	—	—	1,942	—	—	—	1,942
Exercise of options	81	—	447	—	—	—	447
Restricted stock vesting, net of shares withheld	27	—	—	—	—	(97)	(97)
Balance, March 31, 2024	123,287	$123	$563,334	$67,285	$(5,160)	$(394,287)	$231,295
Net income	—	—	—	9,173	—	—	9,173
Foreign currency translation	—	—	—	—	677	—	677
Stock-based compensation expense	—	—	2,684	—	—	—	2,684
Exercise of options	567	1	1,759	—	—	—	1,760
Restricted stock vesting, net of shares withheld	724	1	—	—	—	—	1
Balance, June 30, 2024	124,578	$125	$567,777	$76,458	$(4,483)	$(394,287)	$245,590

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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and six months ended June 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cash held on behalf of patrons and funds required to be held to cover underlying financial access service transactions. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows for the six months ended June 30, 2024 (in thousands).

	Classification on our Balance Sheets	At June 30, 2024	At December 31, 2023
Cash and cash equivalents	Cash and cash equivalents	$229,369	$267,215
Restricted cash - current	Prepaid expenses and other current assets	7,172	5,190
Restricted cash - non-current	Other assets	101	101
Total		$236,642	$272,506
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, short-term restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities, which represent Level 2 inputs. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of June 30, 2024 and December 31, 2023, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.

The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
June 30, 2024
$600 million Term Loan	2	$582,677	$580,500
$400 million Unsecured Notes	2	$394,000	$400,000
December 31, 2023
$600 million Term Loan	2	$589,433	$586,500
$400 million Unsecured Notes	2	$365,000	$400,000
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
As of June 30, 2024, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2024	2023
Contract assets(1)
Balance, January 1	$26,635	$22,417
Balance, June 30	32,317	21,046
Increase (decrease)	$5,682	$(1,371)

Contract liabilities(2)
Balance, January 1	$51,799	$53,419
Balance, June 30	54,600	56,106
Increase	$2,801	$2,687
1.Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
2.Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $27.3 million and $31.4 million in revenue that was included in the beginning contract liabilities balance during the six months ended June 30, 2024 and 2023, respectively.

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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $45.2 million and $91.6 million for the three and six months ended June 30, 2024, respectively, and $51.3 million and $100.8 million for the three and six months ended June 30, 2023, respectively.
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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any significant financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and six months ended June 30, 2024 and 2023.
4. LEASES
Lessee
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2024	At December 31, 2023
Assets
Operating lease right-of-use assets	Other assets, non-current	$25,404	$27,489
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$7,600	$7,079
Non-current operating lease liabilities	Other accrued expenses and liabilities	$24,264	$26,930

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cash paid for:
Long-term operating leases	$2,441	$1,862	$4,280	$3,574
Short-term operating leases	$558	$473	$1,112	$845
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$251	$766	$922	$852
Other information related to lease terms and discount rates is as follows:

	At June 30, 2024	At December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	6.57	6.71
Weighted average discount rate:
Operating leases	6.21%	6.08%
Components of lease expense are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$1,946	$1,559	$3,898	$3,036
Variable lease cost	$443	$306	$783	$625
Maturities of lease liabilities are summarized as follows as of June 30, 2024 (in thousands):

Year Ending December 31,	Amount
2024 (excluding the six months ended June 30, 2024)	$4,671
2025	9,023
2026	5,379
2027	3,217
2028	2,813
Thereafter	14,765
Total future minimum lease payments	39,868
Less: Amount representing interest	8,004
Present value of future minimum lease payments	31,864
Less: Current operating lease obligations	7,600
Long-term lease obligations	$24,264

Lessor
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At June 30, 2024	At December 31, 2023
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,960	$810
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

Pending Proposed Merger

On February 28, 2024, the Company entered into definitive agreements with, among others, International Game Technology PLC, a public limited company incorporated under the laws of England and Wales (“IGT”), pursuant to which IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Gaming and Digital business, with the Company acquiring IGT’s Gaming and Digital business in a series of transactions (the “Proposed Transaction”). Upon the closing of the Proposed Transaction, under the terms of the agreements, IGT shareholders were expected to own approximately 54% of the combined company, with the Company’s existing stockholders expected to own approximately 46% of the combined company. In connection with the Proposed Transaction, we incurred transaction costs of approximately $1.4 million and $15.8 million during the three and six months ended June 30, 2024, respectively, and employee retention costs of approximately $4.1 million and $5.4 million during the three and six months ended June 30, 2024, respectively, which are included within Operating Expenses of our Statements of Operations.

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
Subsequent to June 30, 2024, each of the definitive agreements for the Proposed Transaction, including the Commitment Letter, was terminated by mutual consent of the respective parties thereto, effective immediately. There were no termination or other penalties surrounding the termination of such agreements. Refer to “Note 18 — Subsequent Events” for additional discussion on the Proposed Transaction.

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
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. Under the terms of the stock purchase agreement, we paid the seller $12.5 million on the Intuicode Closing Date of the transaction, a net working capital payment of $1.6 million during the second quarter of 2022 and $6.4 million based on the achievement of a certain revenue target one year following the Intuicode Closing Date. In addition, we owe approximately $2.4 million as a final payment based on the achievement of a certain revenue target two years following the Intuicode Closing Date. We finalized our measurement period adjustments and recorded approximately $1.3 million primarily related to the final payment and deferred taxes during the second quarter of 2023.
During the second quarter of 2024, the contingent consideration performance period ended and we revised our final payment estimate. As a result, we recorded an adjustment of approximately $0.2 million, which was included within Operating Expenses of our Statements of Operations. The acquisition did not have a significant impact on our results of operations or financial condition.
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses in our Balance Sheets. The change in fair value of the contingent consideration during the period ended June 30, 2024 was not material.
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

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses in our Balance Sheets. The change in fair value of the contingent consideration during the period ended June 30, 2024 was not material.

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

Pro-forma financial information (unaudited)

The acquisition related to Video King occurred during fiscal 2023; therefore, it is included in our Financial Statements for the three and six months ended June 30, 2024.

The unaudited pro forma financial data on a consolidated basis, including the historical operating results of the Company, assuming the Video King acquisition occurred on January 1, 2022, reflected revenue of approximately $211.0 million and $418.4 million, and net income of approximately $27.3 million and $55.3 million for the three and six months ended June 30, 2023, respectively.

The acquisitions related to eCash, Intuicode and Venuetize occurred during fiscal 2022; therefore, each are included in our Financial Statements for the three and six months ended June 30, 2024 and 2023, respectively.

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
6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.8 million and $9.6 million for the three and six months ended June 30, 2024, respectively, and $5.9 million and $10.2 million for the three and six months ended June 30, 2023, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balance of funds provided in connection with this arrangement were approximately $333.0 million and $388.5 million as of June 30, 2024 and December 31, 2023, respectively.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and six months ended June 30, 2024 and 2023, respectively.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At June 30,	At December 31,
	2024	2023
Trade and other receivables, net
Games trade and loans receivable	$59,051	$66,044
FinTech trade and loans receivable	41,970	39,795
Contract assets(1)	32,317	26,635
Other receivables	6,485	4,474

Total trade and other receivables, net	139,823	136,948

Non-current portion of receivables

Games trade and loans receivable	1,415	480
FinTech trade and loans receivable	17,328	15,551
Contract assets(1)	16,253	12,984

Total non-current portion of receivables	34,996	29,015

Total trade and other receivables, current portion	$104,827	$107,933
1.Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the six months ended June 30, 2024 and 2023 is as follows (in thousands):

	Six Months Ended June 30,
	2024	2023
Beginning allowance for credit losses	$(5,210)	$(4,855)
Provision	(5,499)	(5,591)
Charge-offs, net of recoveries	5,548	5,389
Ending allowance for credit losses	$(5,161)	$(5,057)
8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.

Inventory consisted of the following (in thousands):

	At June 30,	At December 31,
	2024	2023
Inventory
Component parts	$63,003	$59,632
Work-in-progress	1,980	1,147
Finished goods	16,465	9,845
Total inventory	$81,448	$70,624
9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At June 30, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$312,956	$205,125	$107,831	$308,438	$218,110	$90,328
Rental pool - undeployed	2-5	47,390	33,076	14,314	39,578	29,770	9,808
FinTech equipment	1-5	31,877	22,601	9,276	32,719	21,911	10,808
Leasehold and building improvements	Lease Term	19,858	5,876	13,982	19,271	4,887	14,384
Machinery, office, and other equipment	1-5	68,652	40,901	27,751	63,857	36,481	27,376
Total		$480,733	$307,579	$173,154	$463,863	$311,159	$152,704
Depreciation expense related to property and equipment totaled approximately $19.7 million and $39.7 million for the three and six months ended June 30, 2024, respectively, and $19.5 million and $38.5 million for the three and six months ended June 30, 2023, respectively.
10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $737.5 million and $737.8 million at June 30, 2024 and December 31, 2023, respectively.

Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At June 30, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$26,262	$31,559	$57,821	$21,592	$36,229
Customer relationships	3-14	337,696	266,331	71,365	337,829	255,972	81,857
Developed technology and software	1-7	478,146	358,530	119,616	453,453	340,286	113,167
Patents, trademarks, and other	2-18	24,770	22,566	2,204	24,783	21,898	2,885
Total		$898,433	$673,689	$224,744	$873,886	$639,748	$234,138
Amortization expense related to other intangible assets was approximately $16.2 million and $31.7 million for the three and six months ended June 30, 2024, respectively, and $14.2 million and $28.5 million for the three and six months ended June 30, 2023, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At June 30,	At December 31,
	Date	Rate	2024	2023
Long-term debt
$600 million Term Loan	2028	SOFR+CSA+2.50%	$580,500	$586,500
$125 million Revolver	2026	SOFR+CSA+2.50%	—	—
Senior Secured Credit Facilities			580,500	586,500
$400 million Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			980,500	986,500
Debt issuance costs and discount			(10,800)	(12,035)
Total debt after debt issuance costs and discount			969,700	974,465
Current portion of long-term debt			(3,000)	(6,000)
Total long-term debt, net of current portion			$966,700	$968,465

Credit Facilities
Our senior secured credit facilities consist of: (i) a seven-year $600 million senior secured term loan due 2028 issued at 99.75% of par (the “Term Loan”); and (ii) a $125 million senior secured revolving credit facility due 2026, which was undrawn at closing (the “Revolver” and together with the Term Loan, the “Credit Facilities”). The Company, as borrower, entered into the credit agreement dated as of August 3, 2021, among the Company, the lenders party thereto and Jefferies Finance LLC, as administrative agent, collateral agent, swing line lender and a letter of credit issuer (the “Original Credit Agreement”).
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
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR, inclusive of the credit spread adjustment (“CSA”) with a 0.50% floor plus a margin of 2.50%, or the base rate plus a margin of 1.50%. In addition, the CSA is recorded as interest expense that varies for the applicable interest period, with an adjustment of 0.1% for interest periods of one month, an adjustment of 0.3% for interest periods of two months and an adjustment of 0.4% for interest periods of three months. Our Revolver remained fully undrawn as of June 30, 2024.
The weighted average interest rate on the Term Loan was 7.94% and 7.95% for the three and six months ended June 30, 2024, respectively.
Senior Unsecured Notes
Our senior unsecured notes issued in 2021 (the “2021 Unsecured Notes”) had an outstanding balance of $400.0 million as of June 30, 2024 that accrues interest at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2021 Unsecured Notes as of June 30, 2024.
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
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC (“Zenergy”), alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The parties participated in mediation on March 21, 2023. No settlement was reached at mediation. The parties filed a joint motion to set a firm trial date which the court granted. The case is on the court's May 28, 2025 trial calendar. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
Mary Parrish matter:
Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff's complaint alleges she received a printed receipt for cash access services performed at an Everi Payments' ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys' fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. On May 4, 2023, the United States District Court entered an order remanding the case and the matter is now pending in the District Court of Nevada, Clark County. Discovery is underway. The case is on the court's January 6, 2025 trial calendar. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases” and installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations.”

13. STOCKHOLDERS’ EQUITY
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program in an amount not to exceed $180 million, pursuant to which we were authorized to purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934.
On May 2, 2024, the Board of Directors canceled the share repurchase program. As of May 2, 2024, the Company had repurchased $100.0 million of Company common stock under the $180 million authorized share repurchase program.
No shares were repurchased during the three and six months ended June 30, 2024, and 2.7 million shares were repurchased during the three and six months ended June 30, 2023.
14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Weighted average shares
Weighted average number of common shares outstanding - basic	84,515	88,213	84,146	88,866
Potential dilution from equity awards(1)	2,615	5,259	3,062	5,842
Weighted average number of common shares outstanding - diluted(1)	87,130	93,472	87,208	94,708
1.There were 2.1 million and 1.7 million shares that were anti-dilutive under the treasury stock method for the three and six months ended June 30, 2024, respectively, and 0.3 million and 0.2 million shares that were anti-dilutive under the treasury stock method for the three and six months ended June 30, 2023, respectively.
15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2023	4,804	2,464
Granted	109	1,473
Exercised options or vested shares	(648)	(751)
Canceled or forfeited	(13)	(43)
Outstanding, June 30, 2024	4,252	3,143
There were approximately 4.2 million awards of our common stock available for future equity grants under our existing equity incentive plan at June 30, 2024, which included 3.6 million additional shares approved by our stockholders during the second quarter of 2024.

16. INCOME TAXES
The income tax provision for the three and six months ended June 30, 2024 reflected an effective income tax rate of 19.7% and 21.0%, respectively, which was less than and consistent with the statutory federal rate of 21.0%, respectively, primarily due to a research credit, partially offset by state taxes, a valuation allowance on certain deferred tax assets and the net tax expense from equity award activities. The income tax provision for the three and six months ended June 30, 2023 reflected an effective income tax rate of 17.3% and 17.5%, respectively, which was less than the statutory federal rate of 21.0%, respectively, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations.
We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of June 30, 2024, we recorded approximately $4.9 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months.
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

The following tables present segment information (in thousands)*:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Games
Revenues
Gaming operations(1)	$71,936	$77,781	$144,558	$153,090
Gaming equipment and systems	25,735	35,351	50,235	67,416
Total revenues	97,671	113,132	194,793	220,506
Costs and expenses
Cost of revenues(2)
Gaming operations	9,836	8,388	19,351	15,194
Gaming equipment and systems	15,266	20,141	29,326	40,390
Total cost of revenues	25,102	28,529	48,677	55,584
Operating expenses(3)	24,617	20,896	57,969	41,768
Research and development	12,683	11,172	24,474	21,825
Depreciation	17,002	17,265	34,301	33,504
Amortization	11,882	10,875	23,294	21,151
Total costs and expenses	91,286	88,737	188,715	173,832
Operating income	$6,385	$24,395	$6,078	$46,674
1.Includes the accretion of contract rights of $2.3 million and $4.7 million for each of the three and six months ended June 30, 2024 and 2023, respectively.
2.Excludes depreciation and amortization.
3.Includes approximately $1.2 million and $15.3 million of transaction costs related to the Proposed Transaction for the three and six months ended June 30, 2024, respectively, and approximately $2.1 million and $2.8 million of employee retention costs related to the Proposed Transaction for the three and six months ended June 30, 2024, respectively. Additionally, includes $0.7 million of severance costs related to the realignment of certain employee functions within the Games business for the three and six months ended June 30, 2024, respectively, and $0.3 million for the three and six months ended June 30, 2023, respectively.
* Rounding may cause variances.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
FinTech
Revenues
Financial access services	$57,533	$55,660	$114,952	$111,874
Software and other	24,750	23,995	50,526	48,210
Hardware	11,236	15,930	20,265	28,599
Total revenues	93,519	95,585	185,743	188,683
Costs and expenses
Cost of revenues(1)
Financial access services	2,465	2,697	5,162	5,596
Software and other	3,485	1,923	6,617	3,346
Hardware	7,827	10,574	14,633	19,022
Total cost of revenues	13,777	15,194	26,412	27,964
Operating expenses(2)	41,750	40,494	82,012	78,814
Research and development	7,303	5,465	14,822	10,908
Depreciation	2,725	2,257	5,377	4,967
Amortization	4,288	3,298	8,385	7,386
Total costs and expenses	69,843	66,708	137,008	130,039
Operating income	$23,676	$28,877	$48,735	$58,644
1.Excludes depreciation and amortization.
2.Includes approximately $0.2 million and $0.5 million of transaction costs related to the Proposed Transaction for the three and six months ended June 30, 2024, respectively, and approximately $2.0 million and $2.6 million of employee retention costs related to the Proposed Transaction for the three and six months ended June 30, 2024, respectively. Additionally, includes $0.1 million of severance costs related to the realignment of certain employee functions within the FinTech business for the three and six months ended June 30, 2024, respectively, and $0.9 million for the three and six months ended June 30, 2023, respectively. Also, includes $0.1 million in other legal fees and expenses associated with legal matters for the three and six months ended June 30, 2024, respectively, and $0.1 million for the three months ended June 30, 2023. We recorded a benefit of $0.1 million against other legal fees and expenses associated with legal matters for the six months ended June 30, 2023.
* Rounding may cause variances.

	At June 30,	At December 31,
	2024	2023
Total assets
Games	$945,670	$931,322
FinTech	1,138,538	1,192,548
Total assets	$2,084,208	$2,123,870
Major Customers. No single customer accounted for more than 10% of our revenues for the three and six months ended June 30, 2024 and 2023, respectively. Our five largest customers accounted for approximately 13% of our revenues for the three and six months ended June 30, 2024, respectively, and 12% for the three and six months ended June 30, 2023, respectively.

18. SUBSEQUENT EVENTS
On July 26, 2024, the Company entered into definitive agreements with, among others, IGT and Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), whereby IGT’s Gaming & Digital business (“IGT Gaming”) and Everi will be simultaneously acquired by Buyer in an all-cash transaction (the “New Proposed Transaction”). Following closing, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the new agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.05 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements. The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by Everi stockholders. In addition, on July 26, 2024, immediately prior to and in connection with the entry into the definitive agreements for the New Proposed Transaction, each of the definitive agreements for the Proposed Transaction, including the Commitment Letter, was terminated by mutual consent of the respective parties thereto, effective immediately. There were no termination or other penalties surrounding the termination of such agreements.

Buyer has obtained equity financing commitments and debt financing commitments for the purpose of funding the New Proposed Transaction and paying related fees and expenses. Certain funds managed by affiliates of Apollo Global Management, Inc. (the “Guarantors”) have committed to invest in Buyer an aggregate amount of up to $2,300 million, subject to the terms and conditions set forth in the equity commitment letter, and have entered into a limited guarantee in favor of IGT and the Company, pursuant to which the Guarantors are guaranteeing certain obligations of Buyer in connection with the merger agreement relating to the New Proposed Transaction, including the termination fee and certain other fees, indemnities, and expenses, subject to a maximum aggregate liability cap. In addition, certain debt financing sources have committed to lend an aggregate principal amount of up to $4,325 million, together with a committed revolving credit facility in an aggregate principal amount of up to $750 million, to Buyer for the purpose of funding the New Proposed Transaction, subject to the terms and conditions set forth in the debt commitment letter and any related fee letter.

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
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements as defined in the U.S. Private Securities Litigation Reform Act of 1995. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, including the New Proposed Transaction (defined below) as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and only as of the date hereof. We undertake no obligation to update or publicly revise any forward-looking statements as a result of new information, future developments or otherwise.
Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding trends, developments, and uncertainties impacting our business, including our ability to withstand: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of a pandemic, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product and technological innovations that address customer needs in a new and evolving operating environment or disrupt the industry, such as generative artificial intelligence; to enhance shareholder value in the long-term; trends in gaming operator and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; the New Proposed Transaction, including the anticipated timing of the closing of the New Proposed Transaction and the anticipated delisting and deregistration of Everi’s common stock; product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee agreements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crises of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions, climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming operator and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, compromises and other security vulnerabilities; national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; the possibility that the conditions to the consummation of the New Proposed Transaction will not for any reason be satisfied (including the failure to obtain necessary regulatory and stockholder approvals) in the anticipated timeframe or at all; risks related to the ability to realize the anticipated benefits of the New Proposed Transaction; negative effects of the announcement or failure to consummate the New Proposed Transaction on the market price of the capital stock of Everi and on Everi’s operating results, including that Everi’s stock price may decline significantly if the New Proposed Transaction is not consummated; the occurrence of any event, change, or other circumstance that could give rise to the termination of the merger agreement for the New Proposed Transaction, which in certain circumstances may require Everi to pay a termination fee; significant transaction costs, fees, expenses, and charges in connection with the New Proposed Transaction; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operating relationships following the announcement or closing of the New Proposed Transaction and the diversion of Everi management’s attention from its ongoing business); failure to consummate or delay in consummating the New Proposed Transaction for any reason; technological obsolescence and our ability to adapt to evolving technologies, including generative artificial intelligence; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.
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

Overview
Everi develops and offers products and services that provide gaming entertainment, improve our customers’ patron engagement, and help our casino customers operate their businesses more efficiently. We develop and supply entertaining game content, gaming machines and gaming systems and services for land-based and iGaming operators. Everi is a leading innovator and provider of trusted financial technology solutions that power casino floors, improve operational efficiencies, and help fulfill regulatory requirements. The Company also develops and supplies player loyalty tools and mobile-first applications that enhance patron engagement for our customers and venues in the casino, sports, entertainment, and hospitality industries. In addition, the Company provides bingo solutions through its consoles, electronic gaming tablets and related systems.

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
Additional Items Impacting Comparability of Results of Operations and Financial Condition
Our Financial Statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition:
•During the first quarter of 2024, we entered into definitive agreements with, among others, International Game Technology PLC (“IGT”) pursuant to which IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Gaming and Digital business, with the Company acquiring IGT’s Gaming and Digital business in a series of transactions (the “Proposed Transaction”). In connection with the Proposed Transaction, we incurred transaction costs of approximately $1.4 million and $15.8 million during the three and six months ended June 30, 2024, respectively, and employee retention costs of approximately $4.1 million and $5.4 million during the three and six months ended June 30, 2024, respectively. On July 26, 2024, each of the definitive agreements for the Proposed Transaction was terminated by mutual consent of the respective parties thereto, effective immediately. For additional information, see “Note 18 — Subsequent Events” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
•During the second quarter of 2023, we acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately

$61.3 million, inclusive of a net working capital payment. The acquisition did not have a significant impact on our financial condition or results of operations as of and for the period ended June 30, 2024.
Trends and Developments Impacting our Business
Below we have identified a development that could have a material impact on our business:
•During the third quarter of 2024, the Company entered into definitive agreements with IGT, Ignite Rotate LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IGT (“Spinco”), Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), and Voyager Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Buyer (“Buyer Sub” and together with Buyer, the “Buyer Parties” and each, a “Buyer Party”), whereby IGT’s Gaming & Digital business (“IGT Gaming”) and Everi will be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”), in an all-cash transaction (the “New Proposed Transaction”). Following closing, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the new agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.05 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements (such sale of IGT Gaming, the “Equity Sale”). In addition, on July 26, 2024, immediately prior to and in connection with the entry into the definitive agreements for the New Proposed Transaction, each of the definitive agreements for the Proposed Transaction was terminated by mutual consent of the respective parties thereto, effective immediately. For additional information, see “Note 18 — Subsequent Events” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments, see “Note 1 — Business”, “Note 3 — Revenues” and “Note 17 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended June 30, 2024 compared to three months ended June 30, 2023
The following table presents our Results of Operations as reported for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 (amounts in thousands)*:

	Three Months Ended
	June 30, 2024		June 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$71,936	38%	$77,781	37%	$(5,845)	(8)%
Gaming equipment and systems	25,735	13%	35,351	17%	(9,616)	(27)%
Games total revenues	97,671	51%	113,132	54%	(15,461)	(14)%
FinTech revenues
Financial access services	57,533	30%	55,660	27%	1,873	3%
Software and other	24,750	13%	23,995	11%	755	3%
Hardware	11,236	6%	15,930	8%	(4,694)	(29)%
FinTech total revenues	93,519	49%	95,585	46%	(2,066)	(2)%
Total revenues	191,190	100%	208,717	100%	(17,527)	(8)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	9,836	5%	8,388	4%	1,448	17%
Gaming equipment and systems	15,266	8%	20,141	10%	(4,875)	(24)%
Games total cost of revenues	25,102	13%	28,529	14%	(3,427)	(12)%
FinTech cost of revenues(1)
Financial access services	2,465	1%	2,697	1%	(232)	(9)%
Software and other	3,485	2%	1,923	1%	1,562	81%
Hardware	7,827	4%	10,574	5%	(2,747)	(26)%
FinTech total cost of revenues	13,777	7%	15,194	7%	(1,417)	(9)%
Operating expenses	66,367	35%	61,390	29%	4,977	8%
Research and development	19,986	10%	16,637	8%	3,349	20%
Depreciation	19,727	10%	19,522	9%	205	1%
Amortization	16,170	8%	14,173	7%	1,997	14%
Total costs and expenses	161,129	84%	155,445	74%	5,684	4%
Operating income	30,061	16%	53,272	26%	(23,211)	(44)%
Other expenses
Interest expense, net of interest income	18,637	10%	20,136	10%	(1,499)	(7)%
Total other expenses	18,637	10%	20,136	10%	(1,499)	(7)%
Income before income tax	11,424	6%	33,136	16%	(21,712)	(66)%

1.Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	June 30, 2024		June 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Income tax provision	2,251	1%	5,740	3%	(3,489)	(61)%
Net income	$9,173	5%	$27,396	13%	$(18,223)	(67)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the three months ended June 30, 2024 compared to the three months ended June 30, 2023:

	Three Months Ended
	June 30, 2024	June 30, 2023	2024 vs 2023
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	16,614	17,812	(1,198)	(7)%

Average units installed during period	16,854	17,855	(1,001)	(6)%

Daily win per unit	$34.28	$37.22	$(2.94)	(8)%

Games unit sales information:(2)
Units sold	1,099	1,597	(498)	(31)%
Average sales price	$20,554	$20,512	$42	—%

Value of financial access transactions:(3)
Funds advanced	$3,129.2	$3,005.0	$124.2	4%
Funds dispensed	8,882.1	8,176.2	705.9	9%
Check warranty	510.3	483.6	26.7	6%
Total value processed	$12,521.6	$11,664.8	$856.8	7%

Number of financial access transactions:(3)
Funds advanced	4.5	4.5	—	—%
Funds dispensed	33.4	30.9	2.5	8%
Check warranty	0.9	0.9	—	—%
Total transactions completed	38.8	36.3	2.5	7%
1.Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.

2.Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.

3.Financial access services revenues are based on the total dollars and transactions processed.

Revenues
Total revenues decreased by approximately $17.5 million, or 8%, to approximately $191.2 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to the decline in Games revenues described below.
Games revenues decreased by approximately $15.5 million, or 14%, to approximately $97.7 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease of 498 units sold to 1,099 units. The average selling price of $20,554 for the three months ended June 30, 2024 was relatively consistent with the average selling price in the same period in the prior year reflected in our gaming equipment and systems revenues. In addition, gaming operations revenues declined due to the $2.94 reduction in the daily win per unit to $34.28 for the three months ended June 30, 2024, as compared to the same period in the prior year. Our ending installed base of 16,614 leased gaming machines was 1,198 units lower than the 17,812 units at June 30, 2023. The average units installed for the quarter was 16,854 and 17,855 for the three months ended June 30, 2024 and 2023, respectively. The Games total revenue declines were partially offset by the full quarter of revenue earned from our bingo solutions reflecting the May 2023 acquisition of certain strategic assets of Video King as compared to only a partial quarter in the prior year. These revenues were primarily reflected in our gaming operations revenues.

FinTech revenues decreased by approximately $2.1 million, or 2%, to approximately $93.5 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease in unit sales of kiosk and loyalty units reflected in our hardware revenues for the three months ended June 30, 2024, as compared to the same period in the prior year. The decrease was partially offset by an increase of $2.5 million and $0.9 billion in transaction and dollar volumes, respectively, reflected in our financial access services revenues for the three months ended June 30, 2024, as compared to the same period in the prior year. The decrease was further offset by additional revenues from software sales and support related services attributable to our kiosk and compliance solutions reflected in our software and other revenues.

Costs and Expenses
Total costs and expenses increased by approximately $5.7 million, or 4%, to approximately $161.1 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues decreased by approximately $3.4 million, or 12%, to approximately $25.1 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues. The decrease was partially offset by the additional costs related to our installed base of both leased gaming machines and bingo integrated gaming tablets reflected in our gaming operations cost of revenues.
FinTech cost of revenues decreased by approximately $1.4 million, or 9%, to approximately $13.8 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to the reduced variable costs of hardware revenues associated with the lower unit sales of kiosk and loyalty units, in addition to a decrease in variable costs of financial access services from our check warranty offering. The decrease was partially offset by an increase in variable costs related to higher software revenues from our kiosk solutions, together with additional loyalty software and support costs.
Operating expenses increased by approximately $5.0 million, or 8%, to approximately $66.4 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to approximately $5.5 million in incremental accounting, legal, consulting and employee retention expenses related to the Proposed Transaction. In addition, the increase in operating expenses was related to higher payroll and related expenses, and rising expenses for software licensing and hardware maintenance and support in our Games and FinTech segments. The increase in operating expenses was partially offset by a reduction of $2.1 million in non-cash stock-based compensation expense in our Games and FinTech segments.

Research and development expense increased by approximately $3.3 million, or 20%, to approximately $20.0 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to continued investment in new products in our Games and FinTech segments.
Depreciation expense increased by approximately $0.2 million, or 1%, to approximately $19.7 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily associated with an increase in capital spending in our FinTech segment, partially offset by fully depreciated assets in our installed base of leased machines as a result of the shortening of estimated useful lives on certain units in previous periods related to our Games segment.
Amortization expense increased by approximately $2.0 million, or 14%, to approximately $16.2 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily associated with capitalized software costs from development initiatives in both our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income decreased by $23.2 million, or 44%, for the three months ended June 30, 2024, as compared to the same period in the prior year. The operating income margin was 16% for the three months ended June 30, 2024 compared to an operating income margin of 26% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $1.5 million, or 7%, to approximately $18.6 million for the three months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to interest income earned of approximately $3.8 million on our cash balances due to rising interest rates throughout the period. This was partially offset by higher interest rates on our variable debt and our vault cash.
Income tax provision decreased by approximately $3.5 million, or 61%, to approximately $2.3 million for the three months ended June 30, 2024, as compared to the same period in the prior year. The income tax provision for the three months ended June 30, 2024 reflected an effective income tax rate of 19.7%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit, partially offset by state taxes, a valuation allowance on certain deferred tax assets and the net tax expense from equity award activities. The income tax provision of $5.7 million for the three months ended June 30, 2023 reflected an effective income tax rate of 17.3%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations.

Primarily as a result of the factors described above, we had net income of approximately $9.2 million for the three months ended June 30, 2024, as compared to net income of approximately $27.4 million for the same period in the prior year.

Results of Operations
Six months ended June 30, 2024 compared to six months ended June 30, 2023
The following table presents our Results of Operations as reported for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 (amounts in thousands)*:

	Six Months Ended
	June 30, 2024		June 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$144,558	38%	$153,090	37%	$(8,532)	(6)%
Gaming equipment and systems	50,235	13%	67,416	16%	(17,181)	(25)%
Games total revenues	194,793	51%	220,506	54%	(25,713)	(12)%
FinTech revenues
Financial access services	114,952	30%	111,874	27%	3,078	3%
Software and other	50,526	13%	48,210	12%	2,316	5%
Hardware	20,265	5%	28,599	7%	(8,334)	(29)%
FinTech total revenues	185,743	49%	188,683	46%	(2,940)	(2)%
Total revenues	380,536	100%	409,189	100%	(28,653)	(7)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	19,351	5%	15,194	4%	4,157	27%
Gaming equipment and systems	29,326	8%	40,390	10%	(11,064)	(27)%
Games total cost of revenues	48,677	13%	55,584	14%	(6,907)	(12)%
FinTech cost of revenues(1)
Financial access services	5,162	1%	5,596	1%	(434)	(8)%
Software and other	6,617	2%	3,346	1%	3,271	98%
Hardware	14,633	4%	19,022	5%	(4,389)	(23)%
FinTech total cost of revenues	26,412	7%	27,964	7%	(1,552)	(6)%
Operating expenses	139,981	37%	120,582	29%	19,399	16%
Research and development	39,296	10%	32,733	8%	6,563	20%
Depreciation	39,678	10%	38,471	9%	1,207	3%
Amortization	31,679	8%	28,537	7%	3,142	11%
Total costs and expenses	325,723	86%	303,871	74%	21,852	7%
Operating income	54,813	14%	105,318	26%	(50,505)	(48)%
Other expenses
Interest expense, net of interest income	37,437	10%	38,106	9%	(669)	(2)%
Total other expenses	37,437	10%	38,106	9%	(669)	(2)%
Income before income tax	17,376	5%	67,212	16%	(49,836)	(74)%

1.Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Six Months Ended
	June 30, 2024		June 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Income tax provision	3,649	1%	11,750	3%	(8,101)	(69)%
Net income	$13,727	4%	$55,462	14%	$(41,735)	(75)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the six months ended June 30, 2024 compared to the six months ended June 30, 2023:

	Six Months Ended
	June 30, 2024	June 30, 2023	2024 vs 2023
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	16,614	17,812	(1,198)	(7)%

Average units installed during period	17,055	17,876	(821)	(5)%

Daily win per unit	$34.39	$37.79	$(3.40)	(9)%

Games unit sales information:(2)
Units sold	2,120	3,143	(1,023)	(33)%
Average sales price	$20,685	$20,136	$549	3%

Value of financial access transactions:(3)
Funds advanced	$6,215.5	$5,973.0	$242.5	4%
Funds dispensed	17,740.8	16,289.2	1,451.6	9%
Check warranty	987.1	946.0	41.1	4%
Total value processed	$24,943.4	$23,208.2	$1,735.2	7%

Number of financial access transactions:(3)
Funds advanced	9.1	8.9	0.2	2%
Funds dispensed	66.9	61.9	5.0	8%
Check warranty	1.8	1.8	—	—%
Total transactions completed	77.8	72.6	5.2	7%
1.Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.

2.Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.

3.Financial access services revenues are based on the total dollars and transactions processed.

Revenues
Total revenues decreased by approximately $28.7 million, or 7%, to approximately $380.5 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to the decline in Games revenues described below.
Games revenues decreased by approximately $25.7 million, or 12%, to approximately $194.8 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease of 1,023 units sold to 2,120 units. The average selling price of $20,685 is an increase of $549 for the six months ended June 30, 2024, as compared to the same period in the prior year and is reflected in our gaming equipment and systems revenues. In addition, gaming operations revenues declined due to the $3.40 reduction in the daily win per unit to $34.39 for the six months ended June 30, 2024, as compared to the same period in the prior year. Our ending installed base of 16,614 leased gaming machines at June 30, 2024 was 1,198 units lower that the 17,812 units at June 30, 2023. The average units installed for the quarter was 17,055 and 17,876 for the six months ended June 30, 2024 and 2023, respectively. The Games total revenue declines were partially offset by the full six months of revenue earned from our bingo solutions reflecting the May 2023 acquisition of certain strategic assets of Video King as compared to only two months in the prior year. These revenues were primarily reflected in our gaming operations revenues.

FinTech revenues decreased by approximately $2.9 million, or 2%, to approximately $185.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease in unit sales of our kiosk and loyalty units reflected in our hardware revenues for the six months ended June 30, 2024, as compared to the same period in the prior year. The decrease was partially offset by an increase of $5.2 million and $1.7 billion in transaction and dollar volumes, respectively, reflected in our financial access services revenues for the six months ended June 30, 2024, as compared to the same period in the prior year. The decrease was further offset by additional revenues from software sales and support related services attributable to our kiosk and compliance solutions reflected in our software and other revenues.

Costs and Expenses
Total costs and expenses increased by approximately $21.9 million, or 7%, to approximately $325.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues decreased by approximately $6.9 million, or 12%, to approximately $48.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues. The decrease was partially offset by the additional costs related to our installed base of both leased gaming machines and bingo integrated gaming tablets reflected in our gaming operations cost of revenues.
FinTech cost of revenues decreased by approximately $1.6 million, or 6%, to approximately $26.4 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to the reduced variable costs of hardware revenues associated with the lower unit sales of kiosk and loyalty units, in addition to a decrease in variable costs of financial access services from our check warranty offering. The decrease was partially offset by an increase in variable costs related to higher software revenues from our kiosk solutions, together with additional loyalty software and support costs.
Operating expenses increased by approximately $19.4 million, or 16%, to approximately $140.0 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to approximately $21.2 million in incremental accounting, legal, consulting and employee retention expenses related to the Proposed Transaction. In addition, the increase in operating expenses was related to higher payroll and related expenses, and rising expenses for software licensing and hardware maintenance and support for our Games and FinTech segments. The increase in operating expenses was partially offset by a reduction of $5.0 million in non-cash stock-based compensation expense in our Games and FinTech segments.

Research and development expense increased by approximately $6.6 million, or 20%, to approximately $39.3 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This change was primarily due to our continued investment in new products in our Games and FinTech segments.
Depreciation expense increased by approximately $1.2 million, or 3%, to approximately $39.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily associated with an increase in capital spending in our FinTech segment, together with the shortening of estimated useful lives on certain units related to our Games segment.
Amortization expense increased by approximately $3.1 million, or 11%, to approximately $31.7 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily associated with capitalized software costs from development initiatives in both our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income decreased by $50.5 million, or 48%, for the six months ended June 30, 2024, as compared to the same period in the prior year. The operating income margin was 14% for the six months ended June 30, 2024 compared to an operating income margin of 26% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $0.7 million, or 2%, to approximately $37.4 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to interest income earned of approximately $7.5 million on our cash balances due to rising interest rates throughout the period. This was partially offset by higher interest rates on our variable debt and our vault cash.
Income tax provision decreased by approximately $8.1 million, or 69%, to approximately $3.6 million for the six months ended June 30, 2024, as compared to the same period in the prior year. The income tax provision for the six months ended June 30, 2024 reflected an effective income tax rate of 21%, which was consistent with the statutory federal rate of 21.0%, primarily due to a research credit, offset by state taxes, a valuation allowance on certain deferred tax assets and the net tax expense from equity award activities. The income tax provision of $11.8 million for the six months ended June 30, 2023 reflected an effective income tax rate of 17.5%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations.

Primarily as a result of the factors described above, we had net income of approximately $13.7 million for the six months ended June 30, 2024, as compared to net income of approximately $55.5 million for the same period in the prior year.
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

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At June 30,	At December 31
	2024	2023
Balance sheet data
Total assets	$2,084,208	$2,123,870
Total borrowings	$969,700	$974,465
Total stockholders’ equity	$245,590	$226,142
Cash available
Cash and cash equivalents	$229,369	$267,215
Settlement receivables	410,810	441,852
Settlement liabilities	(614,983)	(662,967)
Net cash position(1)	25,196	46,100
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$150,196	$171,100
1.Non-GAAP financial measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q our net cash position and net cash available, which are not measures of financial position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our balance sheets prepared in accordance with GAAP. Our net cash position is cash and cash equivalents plus settlement receivables less settlement liabilities; and our net cash available is net cash position plus undrawn amounts available under our revolving credit facility. Our net cash position and net cash available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting of cash flows and future cash requirements, both on a short-term and long-term basis.
Cash Resources
As of June 30, 2024, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $20.2 million as of June 30, 2024. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
We expect that cash provided by operating activities will also be sufficient for our operating and debt servicing needs during the foreseeable future on both a short- and long-term basis. In addition, we have sufficient borrowings available under our senior secured revolving credit facility to meet further funding requirements. Based upon available information, we believe our lenders should be able to honor their commitments under the Credit Agreement (defined in “Note 11 — Long-term Debt” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q).

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Six Months Ended June 30,		$ Change
	2024	2023	2024 vs 2023
Cash flow activities
Net cash provided by operating activities	$65,935	$96,200	$(30,265)
Net cash used in investing activities	(92,779)	(119,085)	26,306
Net cash used in financing activities	(8,252)	(57,368)	49,116
Effect of exchange rates on cash and cash equivalents	(768)	382	(1,150)
Cash, cash equivalents and restricted cash
Net decrease for the period	(35,864)	(79,871)	44,007
Balance, beginning of the period	272,506	295,063	(22,557)
Balance, end of the period	$236,642	$215,192	$21,450
Cash flows provided by operating activities decreased by approximately $30.3 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily due to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
Cash flows used in investing activities decreased by approximately $26.3 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily attributable to the acquisition activities in the prior year period, partially offset by an increase in capital expenditures from our Games segment in the current year.
Cash flows used in financing activities decreased by approximately $49.1 million for the six months ended June 30, 2024, as compared to the same period in the prior year. This was primarily related to share repurchase activities in the prior year period.
Long-Term Debt
Our $125 million senior secured revolving credit facility (the “Revolver”) remained fully undrawn and we had an outstanding balance on the $600 million senior secured term loan (the “Term Loan”) of $580.5 million as of June 30, 2024.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 11 — Long-Term Debt” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a decrease to certain purchase obligations of approximately $18.1 million from those disclosed in our Annual Report and obligations discussed in “Note 4 — Leases,” “Note 5 — Business Combinations,” and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q. We expect that cash provided by operating activities will be sufficient to meet such obligations during the foreseeable future.

We are involved in various legal proceedings in the ordinary course of our business. While we believe resolution of the claims brought against us, both individually and in aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q may change in the future. We intend to defend against these actions, and ultimately believe that we should prevail.
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.8 million and $9.6 million for the three and six months ended June 30, 2024, respectively, and $5.9 million and $10.2 million for the three and six months ended June 30, 2023, respectively. The usage fees increased in the current reporting period as compared to the same period in the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balances of funds provided in connection with the agreement were approximately $333.0 million and $388.5 million as of June 30, 2024 and December 31, 2023, respectively.
We are responsible for any losses of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and six months ended June 30, 2024 and 2023, respectively.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by our primary third-party vendor was approximately $333.0 million as of June 30, 2024; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.3 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.94% for the three and six months ended June 30, 2024. Based upon the outstanding balance of the Term Loan of $580.5 million as of June 30, 2024, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.8 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for our senior unsecured notes due 2029; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2024 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting during the Quarter Ended June 30, 2024
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our most recently filed Annual Report and “Risk Factors” in our Quarterly Report on Form 10-Q filed on May 8, 2024, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report and Quarterly Report on Form 10-Q filed on May 8, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed, except as reflected in the following new risk factors:
The announcement and pendency of the New Proposed Transaction could adversely impact our business, financial condition, and results of operations.
On July 26, 2024, we entered into definitive agreements with IGT, Spinco, Buyer, and Buyer Sub, whereby we and IGT Gaming are expected to be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo, in an all-cash transaction (the “New Proposed Transaction”). Uncertainty about the effect of the New Proposed Transaction on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the New Proposed Transaction is completed. These risks to our business in connection with the New Proposed Transaction include the following, all of which could be exacerbated by a delay in the consummation of the New Proposed Transaction:
•the diversion of significant management time and resources from our ongoing business and operations as a result of the devotion of management’s attention to the New Proposed Transaction;
•the impairment of our ability to retain, hire, and motivate our employees, including key personnel;
•operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operational relationships following the announcement of the New Proposed Transaction);
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because, subject to certain exceptions, the merger agreement in connection with the New Proposed Transaction (the “Merger Agreement”) requires us to use reasonable best efforts to conduct our business and operations in all material respects in the ordinary course of business consistent with past practice and to preserve intact in all material respects the material components of our business organization and to maintain satisfactory relations with key customers, key suppliers, material licensors, and governmental authorities with whom we and our subsidiaries have significant business relationships or regulatory relationships, to use commercially reasonable efforts to maintain satisfactory relations with all other customers, suppliers, and licensors, and to not engage in certain material transactions prior to the completion of the New Proposed Transaction;

•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, which in certain circumstances may require us to pay a termination fee;
•litigation matters relating to the New Proposed Transaction, including the nature, costs, and outcome of any litigation and other legal proceedings related to the New Proposed Transaction;
•the incurrence of significant costs, fees, and expenses for professional services and other transaction costs in connection with the New Proposed Transaction; and
•potential negative reactions from the financial markets.
In addition, any acquisition, merger, disposition, strategic investment, or similar activity may disrupt our ongoing operations, divert management from their primary responsibilities, subject us to additional liabilities, increase our expenses, and otherwise adversely impact our business, financial condition, and results of operations. We may not achieve any or all of the anticipated financial results, cost synergies, or other benefits expected in connection with any such transaction, or strengthen our competitive position, or achieve other anticipated goals in a timely manner, or at all. Further, such transactions may be viewed negatively by our current or potential customers, financial markets, or investors.
The completion of the New Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions by us, IGT, Buyer and Buyer Sub, including stockholder approval and certain regulatory conditions, and the failure to consummate the New Proposed Transaction within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.
Our respective obligations, on the one hand, and those of the Buyer Parties, on the other hand, to effect the proposed acquisition, and of IGT, on the one hand, and the Buyer Parties, on the other hand, to effect the Equity Sale, are subject to the satisfaction or waiver of various and customary closing conditions, including (but not limited to): (i) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the New Proposed Transaction, and compliance in all material respects with the covenants and obligations contained in the Merger Agreement; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon (the “Stockholder Approval”); (iii) (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) the receipt and effectiveness of certain governmental approvals required under antitrust laws, foreign investment laws, and financial services laws (or the termination or expiration of any applicable waiting period thereunder), and gaming approvals from certain gaming authorities; and (iv) the absence of any order, writ, judgment, injunction, or decree that prevents, makes illegal, or prohibits the closing of the New Proposed Transaction.
We can provide no assurance that the closing conditions will be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the New Proposed Transaction. Many of the conditions to completion of the New Proposed Transaction are not within our control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).
The New Proposed Transaction is complex in nature, and unanticipated developments, including, among other things, changes in law, the macroeconomic environment, market conditions, regulatory or geopolitical conditions, or natural disasters, may affect our, IGT’s, or the Buyer Parties’ ability to close the New Proposed Transaction as currently expected and within the anticipated time frame or at all. Additionally, the Merger Agreement includes certain termination rights for each of us, IGT, and the Buyer Parties, subject, in certain circumstances, to our payment to IGT and Buyer of a termination fee in an aggregate amount of $65 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition, and results of operations.
Any changes to the New Proposed Transaction or delay in closing the New Proposed Transaction could cause us, IGT, or the Buyer Parties not to realize some or all of the expected benefits or to realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations, or costs, or materially delay the closing of the New Proposed Transaction. Additionally, there may be a significant or longer than expected time period between the Stockholder Approval and the closing of the New Proposed Transaction, due to the timing of required regulatory approvals, satisfaction of other closing conditions, or other factors, including those described in this “Item 1A. Risk Factors” section. As a result, even if the requisite Stockholder Approval is obtained, the circumstances at the time of the closing may vary, including to a significant degree, from those at the time the Stockholder Approval was obtained, including, without limitation, with respect to our stock price or business and financial performance, developments in the industry in which we operate, external factors such as macroeconomic, regulatory, geopolitical, and market developments, or other factors not currently anticipated. However, pursuant to the Merger Agreement, the closing will nonetheless occur upon the satisfaction or waiver of the required closing conditions as set forth in the Merger Agreement, irrespective of any change in circumstances between the time the requisite Stockholder Approval is obtained (if obtained) and the closing of the New Proposed Transaction, unless otherwise provided for in the Merger Agreement. If the closing of the New Proposed Transaction is delayed or does not occur, this could result in a material adverse effect on our financial condition, results of operations, ability to pursue alternative transactions, and reputation.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by any other party to the Merger Agreement, or that we will wholly or partially recover for any damages incurred by us in connection with the New Proposed Transaction. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the New Proposed Transaction, including any adverse changes in our relationships with our customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties, could continue or accelerate in the event of a failed transaction or the perception that the transaction may be delayed or may not close. In addition, if the New Proposed Transaction is not consummated, the share price of our common stock may likely decline, including below the $14.25 per share price of the New Proposed Transaction. Further, if the New Proposed Transaction is consummated, as our stockholders will receive cash in exchange for their shares, our stockholders will not be able to share in any potential upside of our common stock after the closing.
We have incurred, and will continue to incur, significant costs, expenses, and fees and other transaction costs in connection with the Proposed Transaction and the New Proposed Transaction, for which we will have received little or no benefit if the New Proposed Transaction is not completed. Fees and costs will be payable by us even if the New Proposed Transaction is not completed and may relate to activities that we would not have undertaken except in connection with the New Proposed Transaction.
The Merger Agreement contains provisions that limit our ability to pursue an alternative transaction, which may discourage a potential third party from making a favorable alternative transaction proposal, as well as certain limited termination provisions.
The Merger Agreement contains provisions that make it more difficult for us to seek an alternative transaction. Under these provisions, we have agreed not to, and to cause our subsidiaries (and to use reasonable best effort to cause our and their respective representatives) not to, directly or indirectly, solicit, initiate, knowingly encourage or knowingly facilitate the making, submission or announcement of, furnish any information regarding us or our subsidiaries to any person in connection with or in response to, engage in discussions or negotiations with any person relating to (other than to state that they are not currently permitted to have discussions), or approve, endorse or recommend, any Acquisition Proposal or any Acquisition Inquiry (each as defined in the Merger Agreement) with respect to us, nor enter into any letter of intent or similar contract contemplating or relating to any Acquisition Transaction (as defined in the Merger Agreement) or any Acquisition Inquiry with respect to us (excluding certain permitted confidentiality agreements) (the “No Shop Provision”).
Notwithstanding the foregoing, if prior to obtaining the Stockholder Approval, we receive a written Acquisition Proposal that did not result from a material breach of the No Shop Provision, and our board of directors determines in good faith (a) after consultation with our financial advisor that such Acquisition Proposal is or would reasonably be expected to lead to a Merger Partner Superior Proposal (as defined in the Merger Agreement) and

(b) after consultation with our outside legal counsel that the failure to take the following actions would reasonably be expected to be inconsistent with the fiduciary duties of our board of directors under applicable law, then we may furnish information regarding us or our subsidiaries, or enter into discussions and negotiations with the person making such Acquisition Proposal and its representatives, in each case subject to complying with specified notice requirements and other conditions as set forth in the Merger Agreement.
These provisions could discourage a potential third-party acquiror or merger partner that might have an interest in acquiring or combining with all or a significant portion of our business or pursuing an alternative transaction with us from considering or proposing such a transaction.
Notwithstanding anything to the contrary in the Merger Agreement, prior to obtaining the Stockholder Approval, our board of directors may, in certain limited circumstances, cause us to terminate the Merger Agreement to simultaneously enter into a definitive agreement to effect a Merger Partner Superior Proposal that did not result from a material breach of the No Shop Provision after compliance with specified notice requirements and other conditions as set forth in the Merger Agreement. In this and other specified circumstances, we would be required to pay to IGT and Buyer a termination fee in an aggregate amount of $65 million in cash upon termination of the Merger Agreement.
In addition, we may terminate the Merger Agreement under certain circumstances, including if the New Proposed Transaction is not consummated by July 26, 2025 (the “Outside Date”), provided that the Outside Date may be extended under certain circumstances as specified in the Merger Agreement, including with respect to the timing of regulatory approvals and the Marketing Period (as defined in the Merger Agreement). However, the termination right will not be available to us if the failure to consummate the New Proposed Transaction by such date is primarily attributable to our failure to perform any covenant or obligation in the Merger Agreement that we are required to perform. If we terminate the Merger Agreement, this could result in a material adverse impact on our results of operations, and if the Merger Agreement is terminated and we seek another business combination transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the New Proposed Transaction.
We will incur significant costs related to the New Proposed Transaction that could have a material adverse effect on our liquidity, cash flows, and operating results.
We expect to incur significant costs in connection with the New Proposed Transaction, including transaction costs, legal and regulatory fees, and other costs that our management team believes are necessary to effect or realize the anticipated benefits from the New Proposed Transaction. The incurrence of these costs could have a material adverse effect on our financial condition and results of operations, including in the periods in which they are incurred.
The Merger Agreement contains our specified termination rights, including, among other things, that prior to obtaining the Stockholder Approval, our board of directors may, in certain limited circumstances, cause us to terminate the Merger Agreement to simultaneously enter into a definitive agreement to effect a Merger Partner Superior Proposal. In this and other specified circumstances, we would be required to pay to IGT and Buyer a termination fee in an aggregate amount of $65 million in cash upon termination of the Merger Agreement. The incurrence of such fee may have a material adverse effect on our liquidity, cash flows, and operating results in the period in which it is incurred.
The consideration to be paid by Buyer to our stockholders will not be adjusted in the event the value of our business or assets changes before the New Proposed Transaction closes.
The consideration to be paid by Buyer to our stockholders will not be adjusted in the event the value of our business or assets changes, including as a result of the regulatory process. If the value of our business or assets changes after our stockholders approve the adoption of the Merger Agreement, the trading price of shares of our common stock may be less than or greater than our stockholders had anticipated when they considered the adoption of the Merger Agreement. Pursuant to the Merger Agreement, we will not be permitted to terminate the Merger Agreement solely because of changes in the trading price of shares of our common stock.

The trading price of our shares of common stock may fluctuate as a result of the New Proposed Transaction.
There can be no assurance that the trading price of our shares of common stock will not fluctuate prior to the closing of the New Proposed Transaction. The trading price may increase or decrease (including above or below the $14.25 per share consideration to be paid by Buyer) due to, among other things, uncertainty of the closing of the New Proposed Transaction or uncertainty as to the impact to our business during the pendency of the New Proposed Transaction. Our stockholders will not be able to share in any potential upside that an indirect parent of Buyer will have by virtue of its ownership of IGT Gaming following the Equity Sale and us following the proposed acquisition.
Lawsuits may be filed against us or our board of directors challenging the transactions contemplated by the Merger Agreement or the New Proposed Transaction, which could prevent or delay the completion of the New Proposed Transaction or result in the payment of damages.
Litigation relating to Merger Agreement or the New Proposed Transaction may be filed against us or our board of directors. Among other remedies, claimants could seek damages and/or to enjoin the transactions contemplated by the Merger Agreement or the New Proposed Transaction. An adverse ruling in any such lawsuit may delay or prevent the transactions contemplated by the New Proposed Transaction from being completed. Any such actions may create uncertainty relating to the New Proposed Transaction and may be costly and distracting to our management.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) Not applicable.
(c) There were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended June 30, 2024.

Item 6. Exhibits

Exhibit Number	Description

2.1+#
Agreement and Plan of Merger, dated as of July 26, 2024, by and among International Game Technology PLC, Ignite Rotate LLC, Everi Holdings Inc., Voyager Parent, LLC, and Voyager Merger Sub, Inc. (incorporated by reference to Exhibit 2.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on July 26,2024).

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

10.1†
Everi Holdings Inc. Amended and Restated 2014 Equity Incentive Plan dated May 22, 2024 (incorporated by reference to Exhibit 10.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2024).

10.2+#
Separation and Sale Agreement, dated as of July 26, 2024, by and among International Game Technology PLC, Ignite Rotate LLC, Everi Holdings Inc., and Voyager Parent, LLC. (incorporated by reference to Exhibit 10.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on July 26, 2024).

10.3+#
Support Agreement, dated as of July 26, 2024, by and among International Game Technology PLC, Ignite Rotate LLC, Everi Holdings Inc., De Agostini S.p.A., and Voyager Parent, LLC. (incorporated by reference to Exhibit 10.2 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on July 26, 2024).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
#	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
+	Schedules (or similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis up on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 7, 2024		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)