Form 10-Q
period 2024-09-30
Everi Holdings Inc.
filed 2024-11-12
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
As of November 8, 2024, there were 86,246,581 shares of the registrant’s $0.001 par value per share common stock outstanding.

TABLE OF CONTENTS

		Page

PART I: FINANCIAL INFORMATION		3

Item 1:	Financial Statements	3

	Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2024 and 2023	3

	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2024 and December 31, 2023	5

	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and 2023	6

	Unaudited Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended September 30, 2024 and 2023	7

	Notes to Unaudited Condensed Consolidated Financial Statements	9

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3:	Quantitative and Qualitative Disclosures About Market Risk	45

Item 4:	Controls and Procedures	45

PART II: OTHER INFORMATION		47

Item 1:	Legal Proceedings	47

Item 1A:	Risk Factors	47

Item 2:	Unregistered Sales of Equity Securities and Use of Proceeds	51

Item 3:	Defaults Upon Senior Securities	51

Item 4:	Mine Safety Disclosures	51

Item 5:	Other Information	51

Item 6:	Exhibits	52

Signatures		54

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except (loss) earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenues
Games revenues
Gaming operations	$67,158	$78,400	$211,716	$231,490
Gaming equipment and systems	24,388	33,138	74,623	100,554
Games total revenues	91,546	111,538	286,339	332,044
FinTech revenues
Financial access services	58,494	57,158	173,446	169,032
Software and other	26,958	24,838	77,484	73,048
Hardware	10,853	13,066	31,118	41,665
FinTech total revenues	96,305	95,062	282,048	283,745
Total revenues	187,851	206,600	568,387	615,789
Costs and expenses
Games cost of revenues(1)
Gaming operations	12,674	10,363	32,025	25,557
Gaming equipment and systems	14,597	18,239	43,923	58,629
Games total cost of revenues	27,271	28,602	75,948	84,186
FinTech cost of revenues(1)
Financial access services	2,532	2,925	7,694	8,521
Software and other	3,586	1,484	10,203	4,830
Hardware	7,536	8,904	22,169	27,926
FinTech total cost of revenues	13,654	13,313	40,066	41,277
Operating expenses	72,745	61,014	212,726	181,596
Research and development	18,457	16,120	57,753	48,853
Depreciation	28,199	19,902	67,877	58,373
Amortization	16,096	15,202	47,775	43,739
Total costs and expenses	176,422	154,153	502,145	458,024
Operating income	11,429	52,447	66,242	157,765
Other expenses
Interest expense, net of interest income	18,623	19,925	56,060	58,031
Total other expenses	18,623	19,925	56,060	58,031
(Loss) income before income tax	(7,194)	32,522	10,182	99,734
Income tax (benefit) provision	(4,620)	5,879	(971)	17,629
Net (loss) income	(2,574)	26,643	11,153	82,105
Foreign currency translation gain (loss)	1,738	(1,602)	722	(1,670)
Comprehensive (loss) income	$(836)	$25,041	$11,875	$80,435

1.Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME - CONTINUED
(In thousands, except (loss) earnings per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
(Loss) earnings per share
Basic	$(0.03)	$0.31	$0.13	$0.93
Diluted	$(0.03)	$0.29	$0.13	$0.88
Weighted average common shares outstanding
Basic	85,525	87,221	84,609	87,925
Diluted	85,525	91,245	87,714	93,162

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At September 30,	At December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$595,955	$267,215
Settlement receivables	81,921	441,852
Trade and other receivables, net of allowances for credit losses of $5,367 and $5,210 at September 30, 2024 and December 31, 2023, respectively	102,030	107,933
Inventory	74,922	70,624
Prepaid expenses and other current assets	53,135	43,906
Total current assets	907,963	931,530
Non-current assets
Property and equipment, net	163,631	152,704
Goodwill	738,010	737,804
Other intangible assets, net	222,067	234,138
Other receivables	37,202	29,015
Deferred tax assets, net	595	598
Other assets	35,103	38,081
Total non-current assets	1,196,608	1,192,340
Total assets	$2,104,571	$2,123,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$635,491	$662,967
Accounts payable and accrued expenses	215,415	215,530
Current portion of long-term debt	4,500	6,000
Total current liabilities	855,406	884,497
Non-current liabilities
Deferred tax liabilities, net	5,112	13,762
Long-term debt, less current portion	965,817	968,465
Other accrued expenses and liabilities	26,617	31,004
Total non-current liabilities	997,546	1,013,231
Total liabilities	1,852,952	1,897,728
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at September 30, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 125,486 and 86,035 shares issued and outstanding at September 30, 2024, respectively, and 123,179 and 83,738 shares issued and outstanding at December 31, 2023, respectively	126	123
Additional paid-in capital	574,641	560,945
Retained earnings	73,884	62,731
Accumulated other comprehensive loss	(2,745)	(3,467)
Treasury stock, at cost, 39,451 and 39,441 shares at September 30, 2024 and December 31, 2023, respectively	(394,287)	(394,190)
Total stockholders’ equity	251,619	226,142
Total liabilities and stockholders’ equity	$2,104,571	$2,123,870

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities
Net income	$11,153	$82,105
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	67,877	58,373
Amortization	47,775	43,739
Non-cash lease expense	4,491	4,167
Amortization of financing costs and discounts	2,140	2,140
Loss on sale or disposal of assets	771	459
Accretion of contract rights	7,005	7,005
Provision for credit losses	8,333	8,861
Deferred income taxes	(8,620)	12,270
Reserve for inventory obsolescence	4,588	1,466
Stock-based compensation	7,441	14,185
Adjustment to deferred acquisition consideration	(161)	—
Changes in operating assets and liabilities:
Settlement receivables	359,894	24,219
Trade and other receivables	(10,598)	(2,583)
Inventory	(7,784)	(13,444)
Prepaid expenses and other assets	(7,684)	(4,299)
Settlement liabilities	(27,426)	(56,995)
Accounts payable and accrued expenses	(260)	(20,655)
Net cash provided by operating activities	458,935	161,013
Cash flows from investing activities
Capital expenditures	(124,023)	(97,523)
Acquisitions, net of cash acquired	—	(59,405)
Proceeds from sale of property and equipment	103	145
Net cash used in investing activities	(123,920)	(156,783)
Cash flows from financing activities
Repayments of term loan	(6,000)	(6,000)
Proceeds from exercise of stock options	6,168	13,935
Treasury stock - equity award activities, net of shares withheld	(96)	(8,126)
Treasury stock - repurchase of shares	—	(73,938)
Payment of deferred acquisition consideration	(4,411)	(10,451)
Net cash used in financing activities	(4,339)	(84,580)
Effect of exchange rates on cash and cash equivalents	259	(583)
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	330,935	(80,933)
Balance, beginning of the period	272,506	295,063
Balance, end of the period	$603,441	$214,130

Supplemental cash disclosures
Cash paid for interest	$71,566	$69,003
Cash received for interest	11,452	8,900
Cash paid for income tax, net	11,514	5,076
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,571	$2,401
Transfer of leased gaming equipment to inventory	5,682	5,550

See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2024	123,179	$123	$560,945	$62,731	$(3,467)	$(394,190)	$226,142
Net income	—	—	—	4,554	—	—	4,554
Foreign currency translation	—	—	—	—	(1,693)	—	(1,693)
Stock-based compensation expense	—	—	1,942	—	—	—	1,942
Exercise of options	81	—	447	—	—	—	447
Restricted stock vesting, net of shares withheld	27	—	—	—	—	(97)	(97)
Balance, March 31, 2024	123,287	$123	$563,334	$67,285	$(5,160)	$(394,287)	$231,295
Net income	—	—	—	9,173	—	—	9,173
Foreign currency translation	—	—	—	—	677	—	677
Stock-based compensation expense	—	—	2,684	—	—	—	2,684
Exercise of options	567	1	1,759	—	—	—	1,760
Restricted stock vesting, net of shares withheld	724	1	—	—	—	—	1
Balance, June 30, 2024	124,578	$125	$567,777	$76,458	$(4,483)	$(394,287)	$245,590
Net loss	—	—	—	(2,574)	—	—	(2,574)
Foreign currency translation	—	—	—	—	1,738	—	1,738
Stock-based compensation expense	—	—	2,815	—	—	—	2,815
Exercise of options	742	1	4,049	—	—	—	4,050
Restricted stock vesting, net of shares withheld	166	—	—	—	—	—	—
Balance, September 30, 2024	125,486	$126	$574,641	$73,884	$(2,745)	$(394,287)	$251,619

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

EVERI HOLDINGS INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our Unaudited Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income as our “Statements of Operations;” (iii) our Unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets;” and (iv) our Unaudited Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows.”
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three and nine months ended September 30, 2024 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”).
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cash held on behalf of patrons and funds required to be held to cover underlying financial access service transactions. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows for the nine months ended September 30, 2024 (in thousands).

	Classification on our Balance Sheets	At September 30, 2024	At December 31, 2023
Cash and cash equivalents	Cash and cash equivalents	$595,955	$267,215
Restricted cash - current	Prepaid expenses and other current assets	7,385	5,190
Restricted cash - non-current	Other assets	101	101
Total		$603,441	$272,506
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, short-term restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities, which represent Level 2 inputs. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of September 30, 2024 and December 31, 2023, the fair value of trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.

The estimated fair value and outstanding balances of our borrowings are as follows (in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
September 30, 2024
$600 million Term Loan	2	$582,677	$580,500
$400 million Unsecured Notes	2	$398,000	$400,000
December 31, 2023
$600 million Term Loan	2	$589,433	$586,500
$400 million Unsecured Notes	2	$365,000	$400,000
The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Balances
Certain amounts in the accompanying Financial Statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income for the prior periods.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
None.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update require enhanced reportable segment disclosures, primarily concerning significant segment expenses.	December 31, 2024	We are currently evaluating the impact of adopting this ASU on our Financial Statements and our disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure	The amendments in this update require enhanced income tax disclosures, primarily concerning the rate reconciliation and income taxes paid information.	December 31, 2025	We are currently evaluating the effect of adopting this ASU on our Financial Statement disclosures.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220):	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	December 31, 2027	We are currently evaluating the effect of adopting this ASU on our Financial Statement disclosures.
As of September 30, 2024, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2024	2023
Contract assets(1)
Balance, January 1	$26,635	$22,417
Balance, September 30	33,314	22,001
Increase (decrease)	$6,679	$(416)

Contract liabilities(2)
Balance, January 1	$51,799	$53,419
Balance, September 30	61,529	55,722
Increase	$9,730	$2,303
1.Contract assets are included within trade and other receivables, net and other receivables in our Balance Sheets.
2.Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $32.5 million and $38.6 million in revenue that was included in the beginning contract liabilities balance during the nine months ended September 30, 2024 and 2023, respectively.

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
We recognize our Gaming Operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our Gaming Operations revenues and recognized under ASC 842 was approximately $44.5 million and $136.1 million for the three and nine months ended September 30, 2024, respectively, and $52.7 million and $153.4 million for the three and nine months ended September 30, 2023, respectively.
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
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any significant financial access kiosk and related equipment sales contracts accounted for under ASC 842 during the three and nine months ended September 30, 2024 and 2023.
4. LEASES
Lessee
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2024	At December 31, 2023
Assets
Operating lease right-of-use assets	Other assets, non-current	$23,925	$27,489
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$7,656	$7,079
Non-current operating lease liabilities	Other accrued expenses and liabilities	$22,357	$26,930

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Cash paid for:
Long-term operating leases	$2,318	$1,902	$6,598	$5,476
Short-term operating leases	$613	$496	$1,725	$1,341
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$—	$922	$852
Other information related to lease terms and discount rates is as follows:

	At September 30, 2024	At December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	6.54	6.71
Weighted average discount rate:
Operating leases	6.26%	6.08%
Components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Operating lease cost:
Operating lease cost	$1,943	$1,632	$5,841	$4,668
Variable lease cost	$315	$401	$1,098	$1,026
Maturities of lease liabilities are summarized as follows as of September 30, 2024 (in thousands):

Year Ending December 31,	Amount
2024 (excluding the nine months ended September 30, 2024)	$2,345
2025	9,030
2026	5,377
2027	3,217
2028	2,813
Thereafter	14,765
Total future minimum lease payments	37,547
Less: Amount representing interest	7,534
Present value of future minimum lease payments	30,013
Less: Current operating lease obligations	7,656
Long-term lease obligations	$22,357

Lessor
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At September 30, 2024	At December 31, 2023
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$2,304	$810
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

Pending Proposed Merger

On February 28, 2024, the Company entered into definitive agreements with, among others, International Game Technology PLC, a public limited company incorporated under the laws of England and Wales (“IGT”), pursuant to which IGT agreed to spin-off a newly created subsidiary, which will own IGT’s Gaming & Digital business (“IGT Gaming”), with the Company acquiring IGT Gaming in a series of transactions (the “Original Proposed Transaction”). Upon the closing of the Original Proposed Transaction, under the terms of the agreements, IGT shareholders were expected to own approximately 54% of the combined company, with the Company’s existing stockholders expected to own approximately 46% of the combined company.

On February 28, 2024, the Company and Ignite Rotate LLC, a subsidiary of IGT (“Spinco”), entered into a debt commitment letter and related letters with the lenders specified therein. On March 29, 2024, the Company and Spinco entered into an amended and restated debt commitment letter and related amended and restated letters (as amended, the “Commitment Letter”), pursuant to which the lenders committed to provide the Company and such subsidiary with up to $3.7 billion, together with a revolver of $0.8 billion, used to refinance the existing debt of the Company and its subsidiaries, and distribute funds to IGT, with the remainder to be used to pay the combined company’s fees, costs and expenses in connection with the Original Proposed Transaction, subject to the satisfaction of certain customary closing conditions including the consummation of the Original Proposed Transaction described above.

In connection with the Original Proposed Transaction, we incurred transaction costs of approximately $1.2 million and $16.2 million during the three and nine months ended September 30, 2024, respectively, which are included within Operating Expenses of our Statements of Operations.

On July 26, 2024, the Company entered into definitive agreements with, among others, IGT and Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), whereby IGT Gaming and Everi will be simultaneously acquired by Buyer in an all-cash transaction (the “Proposed Transaction”). Following closing, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.1 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements. The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by Everi stockholders. In addition, on July 26, 2024, immediately prior to and in connection with the entry into the definitive agreements for the Proposed Transaction, each of the definitive agreements for the Original Proposed Transaction, including the Commitment Letter, was terminated by mutual consent of the respective parties thereto, effective immediately. There were no termination or other penalties surrounding the termination of such agreements.

Buyer has obtained equity financing commitments and debt financing commitments for the purpose of funding the Proposed Transaction and paying related fees and expenses. Certain funds managed by affiliates of Apollo Global Management, Inc. (the “Guarantors”) have committed to invest in Buyer an aggregate amount of up to $2.3 billion, subject to the terms and conditions set forth in the equity commitment letter, and have entered into a limited guarantee in favor of IGT and the Company, pursuant to which the Guarantors are guaranteeing certain obligations of Buyer in connection with the merger agreement relating to the Proposed Transaction, including the termination fee and certain other fees, indemnities, and expenses, subject to a maximum aggregate liability cap. In addition, certain debt financing sources have committed to lend an aggregate principal amount of up to $4.3 billion, together with a committed revolving credit facility in an aggregate principal amount of up to $0.8 billion, to Buyer for the purpose of funding the Proposed Transaction, subject to the terms and conditions set forth in the debt commitment letter and any related fee letter. In addition, De Agostini S.p.A., a società per azioni organization under the laws of Italy and the controlling shareholder of IGT (“De Agostini”), has entered into a letter agreement with an affiliate of Buyer, pursuant to which De Agostini will make a minority investment in an indirect parent of Buyer.

In connection with the Proposed Transaction, we incurred transaction costs of approximately $4.6 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, and employee retention costs of approximately $2.4 million and $7.8 million during the three and nine months ended September 30, 2024, respectively, which are included within Operating Expenses of our Statements of Operations.

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
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses in our Balance Sheets. The change in fair value of the contingent consideration during the period ended September 30, 2024 was not material.

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

The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 7%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses in our Balance Sheets. The change in fair value of the contingent consideration during the period ended September 30, 2024 was not material.

VKGS LLC

On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment on the Video King Closing Date. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. In addition, we paid the seller approximately $0.2 million related to an indemnity holdback post-closing, during the fourth quarter of 2024, which was scheduled for release on the eighteen-month anniversary of the Video King Closing Date. We finalized our measurement period adjustments and recorded an immaterial amount related to deferred taxes during the quarter ended March 31, 2024. The acquisition did not have a significant impact on our results of operations or financial condition.

Pro-forma financial information (unaudited)

The acquisition related to Video King occurred during fiscal 2023; therefore, it is included in our Financial Statements for the three and nine months ended September 30, 2024.

The unaudited pro forma financial data on a consolidated basis, including the historical operating results of the Company, assuming the Video King acquisition occurred on January 1, 2022, reflected revenue of approximately $206.6 million and $625.0 million and net income of approximately $26.6 million and $81.9 million for the three and nine months ended September 30, 2023, respectively.

The acquisitions related to eCash, Intuicode and Venuetize occurred during fiscal 2022; therefore, each are included in our Financial Statements for the three and nine months ended September 30, 2024 and 2023, respectively.

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

6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.8 million and $14.4 million for the three and nine months ended September 30, 2024, respectively, and $5.1 million and $15.3 million for the three and nine months ended September 30, 2023, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balance of funds provided in connection with this arrangement were approximately $230.5 million and $388.5 million as of September 30, 2024 and December 31, 2023, respectively.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three and nine months ended September 30, 2024 and 2023, respectively.
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

The balance of trade and other receivables consisted of the following (in thousands):

	At September 30,	At December 31,
	2024	2023
Trade and other receivables, net
Games trade and loans receivable	$53,542	$66,044
FinTech trade and loans receivable	42,900	39,795
Contract assets(1)	33,314	26,635
Other receivables	9,476	4,474

Total trade and other receivables, net	139,232	136,948

Non-current portion of receivables

Games trade and loans receivable	2,220	480
FinTech trade and loans receivable	17,985	15,551
Contract assets(1)	16,997	12,984

Total non-current portion of receivables	37,202	29,015

Total trade and other receivables, current portion	$102,030	$107,933
1.Refer to “Note 3 — Revenues” for a discussion on the contract assets.
Allowance for Credit Losses
The activity in our allowance for credit losses for the nine months ended September 30, 2024 and 2023 is as follows (in thousands):

	Nine Months Ended September 30,
	2024	2023
Beginning allowance for credit losses	$(5,210)	$(4,855)
Provision	(8,333)	(8,861)
Charge-offs, net of recoveries	8,176	8,539
Ending allowance for credit losses	$(5,367)	$(5,177)
8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.

Inventory consisted of the following (in thousands):

	At September 30,	At December 31,
	2024	2023
Inventory
Component parts	$57,667	$59,632
Work-in-progress	1,619	1,147
Finished goods	15,636	9,845
Total inventory	$74,922	$70,624
During the third quarter of 2024, we identified certain component parts that were no longer expected to be utilized to manufacture, refurbish, or support certain of our end-of-life electronic gaming devices, as discussed in “Note 9 — Property and Equipment.” As a result, we increased our Games segment inventory reserves by approximately $3.5 million, of which $3.0 million was included within Gaming Operations Cost of Revenues and $0.5 million was included within Gaming Equipment and Systems Cost of Revenues of our Statements of Operations.
We also determined that the expected utility of certain firm purchase commitments in our Games segment had declined resulting in a charge of approximately $3.8 million, which was included within Operating Expenses of our Statements of Operations.
9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At September 30, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$299,590	$196,857	$102,733	$308,438	$218,110	$90,328
Rental pool - undeployed	2-5	52,399	41,220	11,179	39,578	29,770	9,808
FinTech equipment	1-5	31,545	23,089	8,456	32,719	21,911	10,808
Leasehold and building improvements	Lease Term	19,828	6,313	13,515	19,271	4,887	14,384
Machinery, office, and other equipment	1-5	71,185	43,437	27,748	63,857	36,481	27,376
Total		$474,547	$310,916	$163,631	$463,863	$311,159	$152,704
Depreciation expense related to property and equipment totaled approximately $28.2 million and $67.9 million for the three and nine months ended September 30, 2024, respectively, and $19.9 million and $58.4 million for the three and nine months ended September 30, 2023, respectively.
During the third quarter of 2024, we determined that certain returned, end-of-life electronic gaming devices reflected in our Games segment were not likely to be re-deployed, primarily due to increased demand for our newer gaming devices, together with uncertainty in light of the Proposed Transaction discussed in “Note 5 — Business Combinations.” As a result, we shortened the remaining useful lives of these returned, end-of-life, electronic gaming devices and recorded a charge of approximately $6.4 million, which was included within Depreciation Expense of our Statements of Operations.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $738.0 million and $737.8 million at September 30, 2024 and December 31, 2023, respectively.
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At September 30, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$28,597	$29,224	$57,821	$21,592	$36,229
Customer relationships	3-14	337,946	271,429	66,517	337,829	255,972	81,857
Developed technology and software	1-7	492,703	368,247	124,456	453,453	340,286	113,167
Patents, trademarks, and other	2-18	24,794	22,924	1,870	24,783	21,898	2,885
Total		$913,264	$691,197	$222,067	$873,886	$639,748	$234,138
Amortization expense related to other intangible assets was approximately $16.1 million and $47.8 million for the three and nine months ended September 30, 2024, respectively, and $15.2 million and $43.7 million for the three and nine months ended September 30, 2023, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At September 30,	At December 31,
	Date	Rate	2024	2023
Long-term debt
$600 million Term Loan	2028	SOFR+CSA+2.50%	$580,500	$586,500
$125 million Revolver	2026	SOFR+CSA+2.50%	—	—
Senior Secured Credit Facilities			580,500	586,500
$400 million Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			980,500	986,500
Debt issuance costs and discount			(10,183)	(12,035)
Total debt after debt issuance costs and discount			970,317	974,465
Current portion of long-term debt			(4,500)	(6,000)
Total long-term debt, net of current portion			$965,817	$968,465

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
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR, inclusive of the credit spread adjustment (“CSA”) with a 0.50% floor plus a margin of 2.50%, or the base rate plus a margin of 1.50%. In addition, the CSA is recorded as interest expense that varies for the applicable interest period, with an adjustment of 0.1% for interest periods of one month, an adjustment of 0.3% for interest periods of two months and an adjustment of 0.4% for interest periods of three months. Our Revolver remained fully undrawn as of September 30, 2024.
The weighted average interest rate on the Term Loan was 7.92% and 7.94% for the three and nine months ended September 30, 2024, respectively.
Senior Unsecured Notes
Our senior unsecured notes issued in 2021 (the “2021 Unsecured Notes”) had an outstanding balance of $400.0 million as of September 30, 2024 that accrues interest at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2021 Unsecured Notes as of September 30, 2024.

12. COMMITMENTS AND CONTINGENCIES
We are involved in various legal proceedings in the ordinary course of our business. In addition, following the announcement of the Proposed Transaction, three purported stockholders of Everi filed complaints alleging that the definitive proxy statement for the Special Meeting of Everi stockholders omitted or misstated material information with respect to the Proposed Transaction and seeking supplemental disclosures and other equitable and legal relief. The complaints are entitled Clancy v. Everi Holdings Inc., et al., No. 1:24-cv-07255-AS (S.D.N.Y. filed Sept. 25, 2024), Marino v. Everi Holdings Inc., et al., No. tc241024-69 (N.Y. S. Ct. filed Oct. 24, 2024) and Miller v. Everi Holdings Inc., et al., docket no. unassigned (N.Y. S. Ct. filed Oct. 25, 2024) (the “Complaints”). Thirteen other purported stockholders of Everi have sent demand letters to the Company making allegations and demands similar to those in the Complaints. It is possible that other complaints will be filed or demand letters received. While we believe resolution of the claims brought against us, both individually and in the aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described below, may change in the future. We intend to vigorously defend against these actions, and ultimately believe that we should prevail.
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

Mary Parrish matter:
Mary Parrish v. Everi Holdings Inc., et al. is a civil action filed on December 28, 2021, against Everi Holdings and Everi FinTech in the District Court of Nevada, Clark County by Mary Parrish alleging violation of the Fair and Accurate Credit Transactions Act (FACTA) amendment to the Fair Credit Reporting Act (FCRA). Plaintiff's complaint alleges she received a printed receipt for cash access services performed at an Everi Payments' ATM which displayed more than four (4) digits of the account number. Plaintiff seeks statutory damages, punitive damages, injunctive relief, attorneys' fees, and other relief. Everi filed a Petition for Removal to the United States District Court, District of Nevada. On May 4, 2023, the United States District Court entered an order remanding the case to the District Court of Nevada, Clark County. On August 16, 2024, a settlement conference was held wherein the parties reached a resolution. The court entered an order of dismissal on September 11, 2024. This matter is now closed.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases,” installment payments under our purchase agreements discussed in “Note 5 — Business Combinations,” and debt obligations discussed in “Note 11 — Long-Term Debt.”
13. STOCKHOLDERS’ EQUITY
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program in an amount not to exceed $180 million, pursuant to which we were authorized to purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.
On May 2, 2024, the Board of Directors canceled the share repurchase program. As of May 2, 2024, the Company had repurchased $100.0 million of Company common stock under the $180 million authorized share repurchase program.
No shares were repurchased during the three and nine months ended September 30, 2024, and 2.4 million and 5.1 million shares were repurchased during the three and nine months ended September 30, 2023, respectively.
14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted (loss) earnings per share is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Weighted average shares
Weighted average number of common shares outstanding - basic	85,525	87,221	84,609	87,925
Potential dilution from equity awards(1)	—	4,024	3,105	5,237
Weighted average number of common shares outstanding - diluted(1)	85,525	91,245	87,714	93,162
1.We were in a net loss position for the three months ended September 30, 2024; therefore, no potential dilution from the application of the treasury stock method was applicable for the period. The potential dilution excludes the weighted average effect of equity awards to purchase approximately 0.9 million shares that were anti-dilutive under the treasury stock method for the three months ended September 30, 2024. There were 0.8 million shares that were anti-dilutive under the treasury stock method for the nine months ended September 30, 2024 and 0.6 million and 0.2 million shares that were anti-dilutive under the treasury stock method for the three and nine months ended September 30, 2023, respectively.

15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2023	4,804	2,464
Granted	109	1,473
Exercised options or vested shares	(1,390)	(917)
Canceled or forfeited	(175)	(201)
Outstanding, September 30, 2024	3,348	2,819
There were approximately 4.5 million awards of our common stock available for future equity grants under our existing equity incentive plan at September 30, 2024, which included 3.6 million additional shares approved by our stockholders during the second quarter of 2024.
16. INCOME TAXES
The income tax benefit for the three months ended September 30, 2024 reflected an effective income tax rate of 64.2%, which was greater than the statutory federal rate of 21.0%, primarily due to a research credit, the benefit from equity award activities and the 2023 federal return-to-provision adjustments recorded in the current reporting period, partially offset by a valuation allowance on certain deferred tax assets. The income tax benefit for the nine months ended September 30, 2024 reflected an effective income tax rate of negative 9.5%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the 2023 federal return-to-provision adjustments recorded in the current reporting period, partially offset by state taxes and a valuation allowance on certain deferred tax assets. The income tax provision for the three and nine months ended September 30, 2023 reflected an effective income tax rate of 18.1% and 17.7%, respectively, which was less than the statutory federal rate of 21.0%, respectively, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations.
We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of September 30, 2024, we recorded approximately $5.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months.
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
The following tables present segment information (in thousands)*:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Games
Revenues
Gaming operations(1)	$67,158	$78,400	$211,716	$231,490
Gaming equipment and systems	24,388	33,138	74,623	100,554
Total revenues	91,546	111,538	286,339	332,044
Costs and expenses
Cost of revenues(2)
Gaming operations	12,674	10,363	32,025	25,557
Gaming equipment and systems	14,597	18,239	43,923	58,629
Total cost of revenues(3)	27,271	28,602	75,948	84,186
Operating expenses(4) (5) (6) (7) (9) (10) (11)	30,091	22,805	88,060	64,574
Research and development	12,199	10,065	36,673	31,890
Depreciation(8)	25,454	17,492	59,756	50,997
Amortization	11,914	11,153	35,207	32,304
Total costs and expenses	106,929	90,117	295,644	263,951
Operating (loss) income	$(15,383)	$21,421	$(9,305)	$68,093
1.Includes the accretion of contract rights of approximately $2.3 million and $7.0 million for each of the three and nine months ended September 30, 2024 and 2023, respectively.
2.Excludes depreciation and amortization.
3.Includes approximately $3.5 million of additional inventory reserves, of which $3.0 million was included within Gaming Operations Cost of Revenues and $0.5 million was included within Gaming Equipment and Systems Cost of Revenues, for the three and nine months ended September 30, 2024, respectively.
4.Includes approximately $2.1 million and $2.8 million of transaction costs related to the Proposed Transaction for the three and nine months ended September 30, 2024, respectively.
5.Includes approximately $1.2 million and $15.8 million of transaction costs related to the Original Proposed Transaction for the three and nine months ended September 30, 2024, respectively, and approximately $1.4 million for the three and nine months ended September 30, 2023, respectively.
6.Includes approximately $1.3 million and $4.0 million of employee retention costs for the Proposed Transaction for the three and nine months ended September 30, 2024, respectively.
7.Includes approximately $1.4 million and $2.1 million of severance costs related to the realignment of certain employee functions within the Games business for the three and nine months ended September 30, 2024, respectively, and approximately $0.4 million for the nine months ended September 30, 2023.

8.Includes approximately $6.4 million of depreciation charges for certain end-of-life electronic gaming devices returned from our install base for the three and nine months ended September 30, 2024, respectively.
9.Includes approximately $3.8 million of accrued charges for the decline in expected utility of certain firm purchase commitments for the three and nine months ended September 30, 2024, respectively.
10.Includes approximately $0.1 million in other professional fees and expenses primarily associated with litigation and other non-recurring legal matters for the three and nine months ended September 30, 2024, respectively, and approximately $0.1 million and $0.4 million of other legal fees and professional expenses associated with the Video King asset acquisition for the three and nine months ended September 30, 2023.
11.Includes approximately $0.3 million and $0.5 million of office and warehouse consolidation expenses for the three and nine months ended September 30, 2023, respectively.
* Rounding may cause variances.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
FinTech
Revenues
Financial access services	$58,494	$57,158	$173,446	$169,032
Software and other	26,958	24,838	77,484	73,048
Hardware	10,853	13,066	31,118	41,665
Total revenues	96,305	95,062	282,048	283,745
Costs and expenses
Cost of revenues(1)
Financial access services	2,532	2,925	7,694	8,521
Software and other	3,586	1,484	10,203	4,830
Hardware	7,536	8,904	22,169	27,926
Total cost of revenues	13,654	13,313	40,066	41,277
Operating expenses(2) (3) (4) (5) (6)	42,654	38,209	124,666	117,022
Research and development	6,258	6,055	21,080	16,963
Depreciation	2,745	2,410	8,121	7,376
Amortization	4,182	4,049	12,568	11,435
Total costs and expenses	69,493	64,036	206,501	194,073
Operating income	$26,812	$31,026	$75,547	$89,672
1.Excludes depreciation and amortization.
2.Includes approximately $2.5 million and $2.6 million of transaction costs related to the Proposed Transaction for the three and nine months ended September 30, 2024, respectively.
3.Includes approximately $0.4 million of transaction costs related to the Original Proposed Transaction for the nine months ended September 30, 2024 and approximately $0.2 million for the three and nine months ended September 30, 2023, respectively.
4.Includes approximately $1.1 million and $3.8 million of employee retention costs for the Proposed Transaction for the three and nine months ended September 30, 2024, respectively.

5.Includes approximately $0.1 million and $0.2 million of severance costs related to the realignment of certain employee functions within the FinTech business for the three and nine months ended September 30, 2024, respectively, and approximately $0.1 million and $1.0 million for the three and nine months ended September 30, 2023, respectively.
6.Includes approximately $0.2 million and $0.5 million in other professional fees and expenses primarily associated with litigation and other non-recurring legal matters for the three and nine months ended September 30, 2024, respectively. We recorded a benefit of approximately $0.2 million against other legal fees and expenses associated with insurance recoveries from litigation matters for the three and nine months ended September 30, 2023, and $0.1 million of legal fees for debt amendment costs in the nine months ended September 30, 2023.
* Rounding may cause variances.

	At September 30,	At December 31,
	2024	2023
Total assets
Games	$934,623	$931,322
FinTech	1,169,948	1,192,548
Total assets	$2,104,571	$2,123,870
Major Customers. No single customer accounted for more than 10% of our revenues for the three and nine months ended September 30, 2024 and 2023, respectively. Our five largest customers accounted for approximately 13.6% and 13.1% of our revenues for the three and nine months ended September 30, 2024, respectively, and 14.0% and 12.3% for the three and nine months ended September 30, 2023, respectively.
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
Forward-looking statements are subject to inherent risks, uncertainties, and changes in circumstances that are often difficult to predict and many of which are beyond our control, including, but not limited to, statements regarding trends, developments, and uncertainties impacting our business, including our ability to withstand: macro-economic impacts on consumer discretionary spending, interest rates and interest expense; global supply chain disruption; inflationary impact on supply chain costs; inflationary impact on labor costs and retention; equity incentive activity and compensation expense; our ability to maintain revenue, earnings, and cash flow momentum or lack thereof; changes in global market, business and regulatory conditions whether as a result of a pandemic, or other economic or geopolitical developments around the world, including availability of discretionary spending income of casino patrons as well as expectations for the closing or re-opening of casinos; product and technological innovations that address customer needs in a new and evolving operating environment or disrupt the industry, such as generative artificial intelligence; to enhance shareholder value in the long-term; trends in gaming operator and patron usage of our products; benefits realized by using our products and services; benefits and/or costs associated with mergers, acquisitions, and/or strategic alliances; the Proposed Transaction, including the anticipated timing of the closing of the Proposed Transaction and the anticipated delisting and deregistration of Everi’s common stock; product development, including the benefits from the release of new products, new product features, product enhancements, or product extensions; regulatory approvals and changes; gaming, financial regulatory, legal, card association, and statutory compliance and changes; the implementation of new or amended card association and payment network rules or interpretations; consumer collection activities; competition (including consolidations); tax liabilities; borrowings and debt repayments; goodwill impairment charges; international expansion or lack thereof; resolution of litigation (including litigation in connection with the Proposed Transaction) or government investigations; our share repurchase and dividend policy; new customer contracts and contract renewals or lack thereof; and financial performance and results of operations (including revenue, expenses, margins, earnings, cash flow, and capital expenditures).
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee agreements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crises of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions, climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming operator and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, compromises and other security vulnerabilities; national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; the impact of evolving legal and regulatory requirements, including emerging environmental, social and governance requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; the possibility that the conditions to the consummation of the Proposed Transaction will not for any reason be satisfied (including the failure to obtain necessary regulatory and stockholder approvals) in the anticipated timeframe or at all; risks related to the ability to realize the anticipated benefits of the Proposed Transaction; negative effects of the announcement or failure to consummate the Proposed Transaction on the market price of the capital stock of Everi and on Everi’s operating results, including that Everi’s stock price may decline significantly if the Proposed Transaction is not consummated; the occurrence of any event, change, or other circumstance that could give rise to the termination of the merger agreement for the Proposed Transaction, which in certain circumstances may require Everi to pay a termination fee; significant transaction costs, fees, expenses, and charges in connection with the Proposed Transaction; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operating relationships following the announcement or closing of the Proposed Transaction and the diversion of Everi management’s attention from its ongoing business); failure to consummate or delay in consummating the Proposed Transaction for any reason; technological obsolescence and our ability to adapt to evolving technologies, including generative artificial intelligence; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2023 (the “Annual Report”) and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.
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
•During the third quarter of 2024, we determined that certain returned, end-of-life electronic gaming devices reflected in our Games segment were not likely to be re-deployed, primarily due to increased competition and demand for newer machines, together with uncertainty in light of the Proposed Transaction discussed in “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q. As a result, we shortened the remaining useful lives of these returned, end-of-life, electronic gaming devices and recorded a charge of approximately $6.4 million, which was included within Depreciation Expense of our Statements of Operations.
•During the third quarter of 2024, we identified certain component parts that were no longer expected to be utilized to manufacture, refurbish, or support certain of our end-of-life electronic gaming devices, as discussed in “Note 9 — Property and Equipment” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q. As a result, we increased our Games segment inventory reserves by approximately $3.5 million, of which $3.0 million was included within Gaming Operations Cost of

Revenues and $0.5 million was included within Gaming Equipment and Systems Cost of Revenues of our Statements of Operations.
•During the third quarter of 2024, we determined that the expected utility of certain firm purchase commitments in our Games segment had declined resulting in a charge of approximately $3.8 million, which was included within Operating Expenses of our Statements of Operations. For additional information, see “Note 8 — Inventory” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
•During the third quarter of 2024, the Company entered into definitive agreements with International Game Technology PLC, a public limited company incorporated under the laws of England and Wales (“IGT”), Ignite Rotate LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IGT (“Spinco”), Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), and Voyager Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Buyer (“Buyer Sub” and together with Buyer, the “Buyer Parties” and each, a “Buyer Party”), whereby IGT’s Gaming & Digital business (“IGT Gaming”) and Everi will be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”), in an all-cash transaction (the “Proposed Transaction”). In connection with the Proposed Transaction, we incurred transaction costs of approximately $4.6 million and $5.4 million during the three and nine months ended September 30, 2024, respectively, and employee retention costs of approximately $2.4 million and $7.8 million during the three and nine months ended September 30, 2024, respectively. For additional information, see “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
•During the first quarter of 2024, we entered into definitive agreements with, among others, IGT pursuant to which IGT agreed to spin-off a newly created subsidiary, which would own IGT Gaming, with the Company acquiring IGT Gaming in a series of transactions (the “Original Proposed Transaction”). In connection with the Original Proposed Transaction, we incurred transaction costs of approximately $1.2 million and $16.2 million during the three and nine months ended September 30, 2024, respectively. On July 26, 2024, each of the definitive agreements for the Original Proposed Transaction was terminated by mutual consent of the respective parties thereto, effective immediately. For additional information, see “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
•During the second quarter of 2023, we acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.3 million, inclusive of a net working capital payment. The acquisition did not have a significant impact on our financial condition or results of operations as of and for the period ended September 30, 2024. For additional information, see “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Trends and Developments Impacting our Business
Below we have identified a development that could have a material impact on our business:
•Following the closing of the Proposed Transaction, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.1 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements (such sale of IGT Gaming, the “Equity Sale”). The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by Everi stockholders.
Operating Segments
We report our financial performance within two operating segments: (i) Games; and (ii) FinTech. For additional information on our segments, including information about certain items impacting the comparability of segment results, see “Note 1 — Business”, “Note 3 — Revenues” and “Note 17 — Segment Information” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.

Results of Operations
Three months ended September 30, 2024 compared to three months ended September 30, 2023
The following table presents our Results of Operations as reported for the three months ended September 30, 2024 compared to the three months ended September 30, 2023 (amounts in thousands)*:

	Three Months Ended
	September 30, 2024		September 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$67,158	36%	$78,400	38%	$(11,242)	(14)%
Gaming equipment and systems	24,388	13%	33,138	16%	(8,750)	(26)%
Games total revenues	91,546	49%	111,538	54%	(19,992)	(18)%
FinTech revenues
Financial access services	58,494	31%	57,158	28%	1,336	2%
Software and other	26,958	14%	24,838	12%	2,120	9%
Hardware	10,853	6%	13,066	6%	(2,213)	(17)%
FinTech total revenues	96,305	51%	95,062	46%	1,243	1%
Total revenues	187,851	100%	206,600	100%	(18,749)	(9)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	12,674	7%	10,363	5%	2,311	22%
Gaming equipment and systems	14,597	8%	18,239	9%	(3,642)	(20)%
Games total cost of revenues	27,271	15%	28,602	14%	(1,331)	(5)%
FinTech cost of revenues(1)
Financial access services	2,532	1%	2,925	1%	(393)	(13)%
Software and other	3,586	2%	1,484	1%	2,102	142%
Hardware	7,536	4%	8,904	4%	(1,368)	(15)%
FinTech total cost of revenues	13,654	7%	13,313	6%	341	3%
Operating expenses	72,745	39%	61,014	30%	11,731	19%
Research and development	18,457	10%	16,120	8%	2,337	14%
Depreciation	28,199	15%	19,902	10%	8,297	42%
Amortization	16,096	9%	15,202	7%	894	6%
Total costs and expenses	176,422	94%	154,153	75%	22,269	14%
Operating income	11,429	6%	52,447	25%	(41,018)	(78)%
Other expenses
Interest expense, net of interest income	18,623	10%	19,925	10%	(1,302)	(7)%
Total other expenses	18,623	10%	19,925	10%	(1,302)	(7)%
(Loss) income before income tax	(7,194)	(4)%	32,522	16%	(39,716)	(122)%

1.Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Three Months Ended
	September 30, 2024		September 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Income tax (benefit) provision	(4,620)	(2)%	5,879	3%	(10,499)	(179)%
Net (loss) income	$(2,574)	(1)%	$26,643	13%	$(29,217)	(110)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the three months ended September 30, 2024 compared to the three months ended September 30, 2023:

	Three Months Ended
	September 30, 2024	September 30, 2023	2024 vs 2023
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	16,241	17,676	(1,435)	(8)%

Average units installed during period	16,440	17,802	(1,362)	(8)%

Daily win per unit	$33.63	$36.26	$(2.63)	(7)%

Games unit sales information:(2)
Units sold	1,009	1,449	(440)	(30)%
Average sales price	$20,619	$19,485	$1,134	6%

Value of financial access transactions:(3)
Funds advanced	$3,152.1	$3,042.4	$109.7	4%
Funds dispensed	8,887.1	8,376.2	510.9	6%
Check warranty	501.0	490.7	10.3	2%
Total value processed	$12,540.2	$11,909.3	$630.9	5%

Number of financial access transactions:(3)
Funds advanced	4.6	4.6	—	—%
Funds dispensed	33.4	31.9	1.5	5%
Check warranty	0.9	0.9	—	—%
Total transactions completed	38.9	37.4	1.5	4%
1.Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.

2.Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.

3.Financial access services revenues are based on the total dollars and transactions processed.

Revenues
Total revenues decreased by approximately $18.7 million, or 9%, to approximately $187.9 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the decline in Games revenues described below.
Games revenues decreased by approximately $20.0 million, or 18%, to approximately $91.5 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease of units sold, which was partially offset be an increase in the average selling price and is reflected in our gaming equipment and systems revenues. Our gaming operations revenues declined due to a reduction in the daily win per unit and a unit decline in the average units installed.

FinTech revenues increased by approximately $1.2 million, or 1%, to approximately $96.3 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to additional revenues from software sales and support related services attributable to our kiosk and loyalty solutions reflected in our software and other revenues, in addition to an increase compared to the same period of the prior year in transaction and dollar volumes processed, which are reflected in our financial access services revenues for the three months ended September 30, 2024. The increase in FinTech revenues was partially offset by a decrease in unit sales of kiosk and loyalty units reflected in our hardware revenues for the three months ended September 30, 2024, as compared to the same period in the prior year.

Costs and Expenses
Total costs and expenses increased by approximately $22.3 million, or 14%, to approximately $176.4 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues decreased by approximately $1.3 million, or 5%, to approximately $27.3 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues and reduced gaming operations costs associated with a lower installed base of leased machines. The decrease in Games cost of revenues was partially offset by approximately $3.5 million related to higher inventory reserves, of which $3.0 million was included within gaming operations cost of revenues and $0.5 million was included within gaming equipment and systems cost of revenues.
FinTech cost of revenues increased by approximately $0.3 million, or 3%, to approximately $13.7 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to an increase in variable costs related to higher software revenues from our kiosk and loyalty solutions, together with additional costs incurred for our loyalty hardware units. The increase was partially offset by the reduced variable costs of hardware revenues associated with the lower kiosk unit sales, in addition to a decrease in variable costs of financial access services from our check warranty offering.
Operating expenses increased by approximately $11.7 million, or 19%, to approximately $72.7 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to $8.2 million in transaction and related costs. In addition, we recorded a charge of approximately $3.8 million associated with a decline in the expected utility of certain firm purchase commitments in our Games segment. We also incurred rising expenses of approximately $0.8 million for software licensing and hardware maintenance and support for our Games and FinTech segments. The increase in operating expenses was partially offset by a reduction of $1.7 million in non-cash stock-based compensation expense in our Games and FinTech segments.

Research and development expense increased by approximately $2.3 million, or 14%, to approximately $18.5 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to continued investment in new products in our Games and FinTech segments.

Depreciation expense increased by approximately $8.3 million, or 42%, to approximately $28.2 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily associated with a charge of approximately $6.4 million as a result of shortening of estimated useful lives on certain returned, end-of-life electronic gaming devices, together with an increase in capital spending in our Games segment.
Amortization expense increased by approximately $0.9 million, or 6%, to approximately $16.1 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily associated with capitalized software costs from development initiatives in both our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income decreased by $41.0 million, or 78%, for the three months ended September 30, 2024, as compared to the same period in the prior year. The operating income margin was 6% for the three months ended September 30, 2024 compared to an operating income margin of 25% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $1.3 million, or 7%, to approximately $18.6 million for the three months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the approximately $0.9 million increase in interest income earned on our cash balances, $0.3 million in lower fund usage fees on currency required to operate our ATMs and $0.1 million of lower interest expense primarily from lower average balances on our variable debt.
Our income tax provision decreased by approximately $10.5 million, or 179%, that resulted in an income tax benefit of approximately $4.6 million for the three months ended September 30, 2024, as compared to the same period in the prior year. The income tax benefit for the three months ended September 30, 2024 reflected an effective income tax rate of 64.2%, which was higher than the statutory federal rate of 21.0%, primarily due to a research credit, the benefit from equity award activities and the 2023 federal return-to-provision adjustments recorded in the current reporting period, which were partially offset by a valuation allowance on certain deferred tax assets. The income tax provision of $5.9 million for the three months ended September 30, 2023 reflected an effective income tax rate of 18.1%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations.

Primarily as a result of the factors described above, we had a net loss of approximately $2.6 million for the three months ended September 30, 2024, as compared to net income of approximately $26.6 million for the same period in the prior year.

Results of Operations
Nine months ended September 30, 2024 compared to nine months ended September 30, 2023
The following table presents our Results of Operations as reported for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 (amounts in thousands)*:

	Nine Months Ended
	September 30, 2024		September 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$211,716	37%	$231,490	38%	$(19,774)	(9)%
Gaming equipment and systems	74,623	13%	100,554	16%	(25,931)	(26)%
Games total revenues	286,339	50%	332,044	54%	(45,705)	(14)%
FinTech revenues
Financial access services	173,446	31%	169,032	27%	4,414	3%
Software and other	77,484	14%	73,048	12%	4,436	6%
Hardware	31,118	5%	41,665	7%	(10,547)	(25)%
FinTech total revenues	282,048	50%	283,745	46%	(1,697)	(1)%
Total revenues	568,387	100%	615,789	100%	(47,402)	(8)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	32,025	6%	25,557	4%	6,468	25%
Gaming equipment and systems	43,923	8%	58,629	10%	(14,706)	(25)%
Games total cost of revenues	75,948	13%	84,186	14%	(8,238)	(10)%
FinTech cost of revenues(1)
Financial access services	7,694	1%	8,521	1%	(827)	(10)%
Software and other	10,203	2%	4,830	1%	5,373	111%
Hardware	22,169	4%	27,926	5%	(5,757)	(21)%
FinTech total cost of revenues	40,066	7%	41,277	7%	(1,211)	(3)%
Operating expenses	212,726	37%	181,596	29%	31,130	17%
Research and development	57,753	10%	48,853	8%	8,900	18%
Depreciation	67,877	12%	58,373	9%	9,504	16%
Amortization	47,775	8%	43,739	7%	4,036	9%
Total costs and expenses	502,145	88%	458,024	74%	44,121	10%
Operating income	66,242	12%	157,765	26%	(91,523)	(58)%
Other expenses
Interest expense, net of interest income	56,060	10%	58,031	9%	(1,971)	(3)%
Total other expenses	56,060	10%	58,031	9%	(1,971)	(3)%
Income before income tax	10,182	2%	99,734	16%	(89,552)	(90)%

1.Exclusive of depreciation and amortization.

* Rounding may cause variances.

	Nine Months Ended
	September 30, 2024		September 30, 2023		2024 vs 2023
	$	%	$	%	$	%
Income tax (benefit) provision	(971)	—%	17,629	3%	(18,600)	(106)%
Net income	$11,153	2%	$82,105	13%	$(70,952)	(86)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023:

	Nine Months Ended
	September 30, 2024	September 30, 2023	2024 vs 2023
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	16,241	17,676	(1,435)	(8)%

Average units installed during period	16,850	17,852	(1,002)	(6)%

Daily win per unit	$34.14	$36.26	$(2.12)	(6)%

Games unit sales information:(2)
Units sold	3,129	4,592	(1,463)	(32)%
Average sales price	$20,664	$19,930	$734	4%

Value of financial access transactions:(3)
Funds advanced	$9,367.6	$9,015.4	$352.2	4%
Funds dispensed	26,628.0	24,665.3	1,962.7	8%
Check warranty	1,488.1	1,436.7	51.4	4%
Total value processed	$37,483.7	$35,117.4	$2,366.3	7%

Number of financial access transactions:(3)
Funds advanced	13.6	13.6	—	—%
Funds dispensed	100.3	93.7	6.6	7%
Check warranty	2.7	2.8	(0.1)	(4)%
Total transactions completed	116.6	110.1	6.5	6%
1.Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.

2.Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.

3.Financial access services revenues are based on the total dollars and transactions processed.

Revenues
Total revenues decreased by approximately $47.4 million, or 8%, to approximately $568.4 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the decline in Games revenues described below.
Games revenues decreased by approximately $45.7 million, or 14%, to approximately $286.3 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease in units sold, which were partially offset by an increase in the average selling price and is reflected in our gaming equipment and systems revenues. Our gaming operations revenues declined due to a reduction in the daily win per unit and a decline in the average number of units in our installed base for the nine months ended September 30, 2024, as compared to the same period in the prior year. The Games total revenue declines were partially offset by the full nine months of revenue earned from our bingo solutions reflecting the May 2023 acquisition of certain strategic assets of Video King as compared to only five months in the prior year, which were primarily reflected in our gaming operations revenues.

FinTech revenues decreased by approximately $1.7 million, or 1%, to approximately $282.0 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to a decrease in unit sales of our kiosk and loyalty units reflected in our hardware revenues for the nine months ended September 30, 2024, as compared to the same period in the prior year. The decrease compared to the same period in the prior year was partially offset by additional revenues from software sales and support related services attributable to our kiosk, loyalty and compliance solutions reflected in our software and other revenues and an increase in the transaction and dollar volumes processed reflected in our financial access services revenues for the nine months ended September 30, 2024.

Costs and Expenses
Total costs and expenses increased by approximately $44.1 million, or 10%, to approximately $502.1 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues decreased by approximately $8.2 million, or 10%, to approximately $75.9 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues. The decrease was partially offset by the additional costs related to our installed base of both leased gaming machines and bingo integrated gaming tablets reflected in our gaming operations cost of revenues and approximately $3.5 million related to higher inventory reserves, of which $3.0 million was included within gaming operations cost of revenues and $0.5 million was included within gaming equipment and systems cost of revenues.
FinTech cost of revenues decreased by approximately $1.2 million, or 3%, to approximately $40.1 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the reduced variable costs of hardware revenues associated with the lower unit sales of kiosk and loyalty units, in addition to a decrease in variable costs of financial access services from our check warranty offering. The decrease was partially offset by an increase in variable costs related to higher software revenues from our kiosk solutions, together with additional loyalty software and support costs.
Operating expenses increased by approximately $31.1 million, or 17%, to approximately $212.7 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to $29.4 million in transaction and related costs. In addition, we recorded a charge of approximately $3.8 million associated with a decline in the expected utility of certain firm purchase commitments in our Games segment. We also incurred rising expenses of approximately $4.4 million for software licensing and hardware maintenance and support for our Games and FinTech segments. The increase in operating expenses was partially offset by a reduction of $6.7 million in non-cash stock-based compensation expense in our Games and FinTech segments.

Research and development expense increased by approximately $8.9 million, or 18%, to approximately $57.8 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This change was primarily due to our continued investment in new products in our Games and FinTech segments.
Depreciation expense increased by approximately $9.5 million, or 16%, to approximately $67.9 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily associated with a charge of approximately $6.4 million as a result of shortening of estimated useful lives on certain returned, end-of-life electronic gaming devices, together with an increase in capital spending in our Games segment.
Amortization expense increased by approximately $4.0 million, or 9%, to approximately $47.8 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily associated with capitalized software costs from development initiatives in both our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income decreased by $91.5 million, or 58%, for the nine months ended September 30, 2024, as compared to the same period in the prior year. The operating income margin was 12% for the nine months ended September 30, 2024 compared to an operating income margin of 26% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $2.0 million, or 3%, to approximately $56.1 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to the approximately $2.5 million increase in interest income earned on our cash balances and $0.9 million in lower fund usage fees on currency required to operate our ATMs, partially offset by $1.4 million of higher interest expense primarily from higher interest rates on our variable debt.
Our income tax provision decreased by approximately $18.6 million, or 106%, to an income tax benefit of approximately $1.0 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. The income tax benefit for the nine months ended September 30, 2024 reflected an effective income tax rate of negative 9.5%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the 2023 federal return-to-provision adjustments, which were partially offset by state taxes and a valuation allowance on certain deferred tax assets. The income tax provision of $17.6 million for the nine months ended September 30, 2023 reflected an effective income tax rate of 17.7%, which was lower than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes and compensation deduction limitations.

Primarily as a result of the factors described above, we had net income of approximately $11.2 million for the nine months ended September 30, 2024, as compared to net income of approximately $82.1 million for the same period in the prior year.
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

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At September 30,	At December 31
	2024	2023
Balance sheet data
Total assets	$2,104,571	$2,123,870
Total borrowings	$970,317	$974,465
Total stockholders’ equity	$251,619	$226,142
Cash available
Cash and cash equivalents	$595,955	$267,215
Settlement receivables	81,921	441,852
Settlement liabilities	(635,491)	(662,967)
Net cash position(1)	42,385	46,100
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$167,385	$171,100
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
Cash Resources
As of September 30, 2024, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $25.6 million as of September 30, 2024. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flow activity (in thousands):

	Nine Months Ended September 30,		$ Change
	2024	2023	2024 vs 2023
Cash flow activities
Net cash provided by operating activities	$458,935	$161,013	$297,922
Net cash used in investing activities	(123,920)	(156,783)	32,863
Net cash used in financing activities	(4,339)	(84,580)	80,241
Effect of exchange rates on cash and cash equivalents	259	(583)	842
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	330,935	(80,933)	411,868
Balance, beginning of the period	272,506	295,063	(22,557)
Balance, end of the period	$603,441	$214,130	$389,311
Cash flows provided by operating activities increased by approximately $297.9 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily due to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
Cash flows used in investing activities decreased by approximately $32.9 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily attributable to the acquisition activities in the prior year period, partially offset by an increase in capital expenditures from our Games segment in the current year period.
Cash flows used in financing activities decreased by approximately $80.2 million for the nine months ended September 30, 2024, as compared to the same period in the prior year. This was primarily related to share repurchase activities in the prior year period.
Long-Term Debt
Our $125 million senior secured revolving credit facility (the “Revolver”) remained fully undrawn and we had an outstanding balance on the $600 million senior secured term loan (the “Term Loan”) of $580.5 million as of September 30, 2024.

For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 11 — Long-Term Debt” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a reduction in certain arrangements of approximately $38.4 million, primarily from our Games segment, and obligations discussed in “Note 4 — Leases,” “Note 5 — Business Combinations,” and “Note 11 — Long-Term Debt” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q. We expect that cash provided by operating activities will be sufficient to meet such obligations for the foreseeable future.

The reduction in contractual obligations included an accrued charge for the decline in expected utility of certain firm purchase commitments discussed in “Note 8 — Inventory” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Legal Proceedings
We are involved in various legal proceedings in the ordinary course of our business. In addition, following the announcement of the Proposed Transaction, three purported stockholders of Everi filed complaints alleging that the definitive proxy statement for the Special Meeting of Everi stockholders omitted or misstated material information with respect to the Proposed Transaction and seeking supplemental disclosures and other equitable and legal relief. The complaints are entitled Clancy v. Everi Holdings Inc., et al., No. 1:24-cv-07255-AS (S.D.N.Y. filed Sept. 25, 2024), Marino v. Everi Holdings Inc., et al., No. tc241024-69 (N.Y. S. Ct. filed Oct. 24, 2024) and Miller v. Everi Holdings Inc., et al., docket no. unassigned (N.Y. S. Ct. filed Oct. 25, 2024) (the “Complaints”). Thirteen other purported stockholders of Everi have sent demand letters to the Company making allegations and demands similar to those in the Complaints. It is possible that other complaints will be filed or demand letters received. While we believe resolution of the claims brought against us, both individually and in the aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q may change in the future. We intend to defend against these actions, and ultimately believe that we should prevail.
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Statements of Operations, were approximately $4.8 million and $14.4 million for the three and nine months ended September 30, 2024, respectively, and $5.1 million and $15.3 million for the three and nine months ended September 30, 2023, respectively. The usage fees decreased in the current reporting period as compared to the same period in the prior year as a result of lower average daily balances of supplied vault cash at our customer locations, partially offset by higher interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balances of funds provided in connection with the agreement were approximately $230.5 million and $388.5 million as of September 30, 2024 and December 31, 2023, respectively.
We are responsible for any losses of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three and nine months ended September 30, 2024 and 2023, respectively.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by our primary third-party vendor was approximately $230.5 million as of September 30, 2024; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $2.3 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor, was 7.92% and 7.94% for the three and nine months ended September 30, 2024, respectively. Based upon the outstanding balance of the Term Loan of $580.5 million as of September 30, 2024, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.8 million on interest expense over a 12-month period.
The interest rate is fixed at 5.00% for our senior unsecured notes due 2029; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of the principal executive officer and the principal financial officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2024 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting during the Quarter Ended September 30, 2024
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 12 — Commitments and Contingencies” in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our most recently filed Annual Report and “Risk Factors” in our Quarterly Report on Form 10-Q filed on August 7, 2024, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our Annual Report and Quarterly Report on Form 10-Q filed on August 7, 2024 are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or operating results. The risk factors included in our Annual Report have not materially changed, except as reflected in the following new risk factors:
The announcement and pendency of the Proposed Transaction could adversely impact our business, financial condition, and results of operations.
On July 26, 2024, we entered into definitive agreements with IGT, Spinco, Buyer, and Buyer Sub, whereby we and IGT Gaming are expected to be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo, in an all-cash transaction (the “Proposed Transaction”). Uncertainty about the effect of the Proposed Transaction on our employees, customers, and other parties may have an adverse effect on our business, financial condition, and results of operations regardless of whether the Proposed Transaction is completed. These risks to our business in connection with the Proposed Transaction include the following, all of which could be exacerbated by a delay in the consummation of the Proposed Transaction:
•the diversion of significant management time and resources from our ongoing business and operations as a result of the devotion of management’s attention to the Proposed Transaction;
•the impairment of our ability to retain, hire, and motivate our employees, including key personnel;
•operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operational relationships following the announcement of the Proposed Transaction);
•delays or deferments of certain business decisions by our customers, suppliers, and other business partners;
•the inability to pursue alternative business opportunities or make appropriate changes to our business because, subject to certain exceptions, the merger agreement in connection with the Proposed Transaction (the “Merger Agreement”) requires us to use reasonable best efforts to conduct our business and operations in all material respects in the ordinary course of business consistent with past practice and to preserve intact in all material respects the material components of our business organization and to maintain satisfactory relations with key customers, key suppliers, material licensors, and governmental authorities with whom we and our subsidiaries have significant business relationships or regulatory relationships, to use commercially reasonable efforts to maintain satisfactory relations with all other customers, suppliers, and licensors, and to not engage in certain material transactions prior to the completion of the Proposed Transaction;

•the occurrence of any event, change, or other circumstance that could give rise to the termination of the Merger Agreement, which in certain circumstances may require us to pay a termination fee;
•litigation matters relating to the Proposed Transaction, including the nature, costs, and outcome of pending and any future litigation and other legal proceedings related to the Proposed Transaction;
•the incurrence of significant costs, fees, and expenses for professional services and other transaction costs in connection with the Proposed Transaction; and
•potential negative reactions from the financial markets.
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
The completion of the Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions by us, IGT, Buyer and Buyer Sub, including stockholder approval and certain regulatory conditions, and the failure to consummate the Proposed Transaction within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.
Our respective obligations, on the one hand, and those of the Buyer Parties, on the other hand, to effect the proposed acquisition, and of IGT, on the one hand, and the Buyer Parties, on the other hand, to effect the Equity Sale, are subject to the satisfaction or waiver of various and customary closing conditions, including (but not limited to): (i) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the Proposed Transaction, and compliance in all material respects with the covenants and obligations contained in the Merger Agreement; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon (the “Stockholder Approval”); (iii) (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) the receipt and effectiveness of certain governmental approvals required under antitrust laws, foreign investment laws, and financial services laws (or the termination or expiration of any applicable waiting period thereunder), and gaming approvals from certain gaming authorities; and (iv) the absence of any order, writ, judgment, injunction, or decree that prevents, makes illegal, or prohibits the closing of the Proposed Transaction.
We can provide no assurance that the closing conditions will be fulfilled (or waived, if applicable) in a timely manner or at all, and, if all closing conditions are timely fulfilled (or waived, if applicable), we can provide no assurance as to the terms, conditions, and timing of the completion of the Proposed Transaction. Many of the conditions to completion of the Proposed Transaction are not within our control, and we cannot predict when or if these conditions will be fulfilled (or waived, if applicable).
The Proposed Transaction is complex in nature, and unanticipated developments, including, among other things, changes in law, the macroeconomic environment, market conditions, regulatory or geopolitical conditions, or natural disasters, may affect our, IGT’s, or the Buyer Parties’ ability to close the Proposed Transaction as currently expected and within the anticipated time frame or at all. Additionally, the Merger Agreement includes certain termination rights for each of us, IGT, and the Buyer Parties, subject, in certain circumstances, to our payment to IGT and Buyer of a termination fee in an aggregate amount of $65 million in cash upon termination of the Merger Agreement under specified circumstances. If we are required to make this payment, doing so may materially adversely affect our business, financial condition, and results of operations.
Any changes to the Proposed Transaction or delay in closing the Proposed Transaction could cause us, IGT, or the Buyer Parties not to realize some or all of the expected benefits or to realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations, or costs, or materially delay the closing of the Proposed Transaction. Additionally, there may be a significant or longer than expected time period between the Stockholder Approval and the closing of the Proposed Transaction, due to the timing of required regulatory approvals, satisfaction of other closing conditions, or other factors, including those described in this “Item 1A. Risk Factors” section. As a result, even if the requisite Stockholder Approval is obtained, the circumstances at the time of the closing may vary, including to a significant degree, from those at the time the Stockholder Approval was obtained, including, without limitation, with respect to our stock price or business and financial performance, developments in the industry in which we operate, external factors such as macroeconomic, regulatory, geopolitical, and market developments, or other factors not currently anticipated. However, pursuant to the Merger Agreement, the closing will nonetheless occur upon the satisfaction or waiver of the required closing conditions as set forth in the Merger Agreement, irrespective of any change in circumstances between the time the requisite Stockholder Approval is obtained (if obtained) and the closing of the Proposed Transaction, unless otherwise provided for in the Merger Agreement. If the closing of the Proposed Transaction is delayed or does not occur, this could result in a material adverse effect on our financial condition, results of operations, ability to pursue alternative transactions, and reputation.
There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by any other party to the Merger Agreement, or that we will wholly or partially recover for any damages incurred by us in connection with the Proposed Transaction. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the Proposed Transaction, including any adverse changes in our relationships with our customers, suppliers, lenders, partners, officers, employees, governmental entities, and other third parties, could continue or accelerate in the event of a failed transaction or the perception that the transaction may be delayed or may not close. In addition, if the Proposed Transaction is not consummated, the share price of our common stock may likely decline, including below the $14.25 per share price of the Proposed Transaction. Further, if the Proposed Transaction is consummated, as our stockholders will receive cash in exchange for their shares, our stockholders will not be able to share in any potential upside of our common stock after the closing.
We have incurred, and will continue to incur, significant costs, expenses, and fees and other transaction costs in connection with the Original Proposed Transaction and the Proposed Transaction, for which we will have received little or no benefit if the Proposed Transaction is not completed. Fees and costs will be payable by us even if the Proposed Transaction is not completed and may relate to activities that we would not have undertaken except in connection with the Proposed Transaction.
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
In addition, we may terminate the Merger Agreement under certain circumstances, including if the Proposed Transaction is not consummated by July 26, 2025 (the “Outside Date”), provided that the Outside Date may be extended under certain circumstances as specified in the Merger Agreement, including with respect to the timing of regulatory approvals and the Marketing Period (as defined in the Merger Agreement). However, the termination right will not be available to us if the failure to consummate the Proposed Transaction by such date is primarily attributable to our failure to perform any covenant or obligation in the Merger Agreement that we are required to perform. If we terminate the Merger Agreement, this could result in a material adverse impact on our results of operations, and if the Merger Agreement is terminated and we seek another business combination transaction, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Proposed Transaction.
We will incur significant costs related to the Proposed Transaction that could have a material adverse effect on our liquidity, cash flows, and operating results.
We expect to incur significant costs in connection with the Proposed Transaction, including transaction costs, legal and regulatory fees, and other costs that our management team believes are necessary to effect or realize the anticipated benefits from the Proposed Transaction. The incurrence of these costs could have a material adverse effect on our financial condition and results of operations, including in the periods in which they are incurred.
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
The consideration to be paid by Buyer to our stockholders will not be adjusted in the event the value of our business or assets changes before the Proposed Transaction closes.
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

The trading price of our shares of common stock may fluctuate as a result of the Proposed Transaction.
There can be no assurance that the trading price of our shares of common stock will not fluctuate prior to the closing of the Proposed Transaction. The trading price may increase or decrease (including above or below the $14.25 per share consideration to be paid by Buyer) due to, among other things, uncertainty of the closing of the Proposed Transaction or uncertainty as to the impact to our business during the pendency of the Proposed Transaction. Our stockholders will not be able to share in any potential upside that an indirect parent of Buyer will have by virtue of its ownership of IGT Gaming following the Equity Sale and us following the proposed acquisition.
Lawsuits have been filed and additional lawsuits may be filed against us and our board of directors challenging the transactions contemplated by the Merger Agreement or the Proposed Transaction, which could prevent or delay the completion of the Proposed Transaction or result in the payment of damages.
Following the announcement of the Proposed Transaction three purported stockholders of Everi filed complaints alleging that the definitive proxy statement for the Special Meeting of Everi stockholders omitted or misstated material information with respect to the Proposed Transaction and seeking supplemental disclosures and other equitable and legal relief. The complaints are entitled Clancy v. Everi Holdings Inc., et al., No. 1:24-cv-07255-AS (S.D.N.Y. filed Sept. 25, 2024), Marino v. Everi Holdings Inc., et al., No. tc241024-69 (N.Y. S. Ct. filed Oct. 24, 2024) and Miller v. Everi Holdings Inc., et al., docket no. unassigned (N.Y. S. Ct. filed Oct. 25, 2024) (the “Complaints”). Thirteen other purported stockholders of Everi have sent demand letters to the Company making allegations and demands similar to those in the Complaints.
It is possible that additional litigation against us or our directors may be filed in the future. Among other remedies, claimants could seek damages and/or to enjoin the transactions contemplated by the Merger Agreement or the Proposed Transaction.
An adverse ruling in any pending or future lawsuit may delay or prevent the transactions contemplated by the Proposed Transaction from being completed. Any such actions may create uncertainty relating to the Proposed Transaction and may be costly and distracting to our management.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) Not applicable.
(c) Geoffrey P. Judge, a member of the Company’s Board of Directors, on August 16, 2024 entered into a Rule 10b5-1 trading arrangement intended to satisfy Rule 10b5-1(c) to purchase and sell up to 20,000 shares of Company common stock between November 15, 2024 and April 18, 2025, subject to certain limit orders, all of which shares were to be acquired upon the exercise of employee stock option awards that are set to expire on April 22, 2025.
There were no other Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended September 30, 2024.

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

10.2+#
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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

Exhibit Number	Description

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
#	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
+	Schedules (or similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis up on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 12, 2024		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)