Form 10-K
period 2024-12-31
Everi Holdings Inc.
filed 2025-03-03
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.  ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates was approximately $687.5 million based on the closing sale price as reported on the New York Stock Exchange.
There were 86,437,717 shares of the registrant’s common stock issued and outstanding as of the close of business on February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE
Certain portions of the registrant’s Definitive Proxy Statement for its 2025 Annual Meeting of Stockholders (which is expected to be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year) are incorporated by reference into Part III of this Annual Report on Form 10-K. Except as expressly incorporated by reference, the registrant’s Proxy Statement shall not be deemed to be a part of this Annual Report on Form 10-K.

EVERI HOLDINGS INC.
ANNUAL REPORT ON FORM 10-K
FOR FISCAL YEAR ENDED December 31, 2024

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
This Annual Report on Form 10-K (“Annual Report”) contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, including the Proposed Transaction (defined below), as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and only as of the date hereof.
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
•national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government and tariffs;
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
•the possibility that the conditions to the consummation of the Proposed Transaction will not for any reason be satisfied (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all;
•risks related to the ability to realize the anticipated benefits of the Proposed Transaction;
•negative effects of the announcement or failure to consummate the Proposed Transaction on the market price of the capital stock of Everi and on Everi’s operating results, including that Everi’s stock price may decline significantly if the Proposed Transaction is not consummated;
•the occurrence of any event, change, or other circumstance that could give rise to the termination of the merger agreement for the Proposed Transaction, which in certain circumstances may require Everi to pay a termination fee;
•significant transaction costs, fees, expenses, and charges in connection with the Proposed Transaction;
•operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operating relationships following the announcement or closing of the Proposed Transaction and the diversion of Everi management’s attention from its ongoing business);
•failure to consummate or delay in consummating the Proposed Transaction for any reason;
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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks allowing us to maintain appropriate levels of security. These solutions include: (i) access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; (ii) accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; (iii) self-service loyalty tools and promotion management software; (iv) compliance, audit, and data software; (v) casino credit data and reporting services; (vi) marketing and promotional offering subscription-based services; (vii) and other ancillary offerings.
Pending Proposed Transaction
On July 26, 2024, the Company entered into definitive agreements with International Game Technology PLC, a public limited company incorporated under the laws of England and Wales (“IGT”), Ignite Rotate LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IGT (“Spinco”), Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), and Voyager Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Buyer (“Buyer Sub” and together with Buyer, the “Buyer Parties”), whereby we and IGT’s Gaming & Digital business (“IGT Gaming”) are expected to be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo, in an all-cash transaction (the “Proposed Transaction”).
Following the closing of the Proposed Transaction, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.1 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements. The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals.
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
Additionally, we have experienced an impact from employment constraints as a result of inflation that has significantly increased over prior years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.
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
In connection with our leased gaming equipment, we retain ownership of the machines installed at customer facilities. We receive recurring revenue based on a percentage of the daily win per unit (i.e., cash/coin-in less patron win and jackpots paid) generated by the leased gaming equipment, a percentage of the total cash/coin-in, a daily fixed-fee based upon the number of gaming machines placed or a combination of these methods. We expect to continue to (i) increase our investment in research and development to innovate and introduce new gaming hardware and theme content; (ii) expand our offering of new standard and premium game hardware and theme content; and (iii) extend and expand our game placements into new gaming markets and additional jurisdictions. From our historical focus on game placements in the Oklahoma tribal market, Everi Games has diversified its installed base in recent years with entry into additional commercial and tribal markets. As of December 31, 2024, approximately 9,554 units, or 59.9% of the total installed base, were outside of the Oklahoma tribal market. Additionally, Everi Games maintained its premium game installations, with this portion of games representing approximately 44.9% of our total installed base as of December 31, 2024.
In connection with our WAP offering, machines placed under such arrangements fall into the premium leased gaming equipment category and we retain ownership of such machines. Currently spanning multiple product lines, our WAP offering is available to customers on the Player Classic Reserve, Player Classic Revolve, Core HDX Renegade, Empire 5527, Empire MPX, Empire Flex and Empire DCX cabinets.

Gaming operations also include revenues generated under our arrangement to provide the New York State Gaming Commission with a central determinant, monitoring, and accounting system for the VLTs in operation at licensed State of New York gaming facilities. In November 2019, an agreement between Everi Games and the New York State Gaming Commission was approved and became effective on January 1, 2020. Under this agreement, Everi Games will provide and maintain the central determinant system for the New York Lottery through December 2029. As of December 31, 2024, there were approximately 17,300 VLTs connected to our central determinant system for the New York Lottery. Pursuant to our agreement with the New York State Gaming Commission, we receive a portion of the network-wide net win (generally, credits played less free pay allowances and prizes paid to patrons per day) in exchange for provision and maintenance of the central determinant system. We also provide the central determinant system technology to Native American tribes in other licensed jurisdictions for which we receive a portion of the revenue generated from the VLTs that are connected to the system.
In connection with our digital online gaming activities, Everi provides our games to business customers, including both regulated real money and social casinos, which offer the games to consumers through their online gaming platforms. Everi has developed its own remote gaming server (“RGS”) that allows us to deliver a selection of games from our extensive library of land-based and internally developed content to our digital customers in a manner that allows for the game play features and functionality to operate in a manner similar to how these games were designed for our land-based customers. This RGS library contains casino-themed games available for real money gaming (“RMG”) that are offered to regulated online casinos that operate in the RMG regulated markets and social games that are offered to our business customers that operate play-for-fun social casinos on their mobile apps and websites. We enter into revenue share agreements with these online business customers.
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
•Player Classic Signature. The Player Classic Signature launched in 2022 as an update to the successful Player Classic cabinet. The cabinet has newer components and technology with more on-screen merchandising capabilities.
•Player Classic Reserve. The Player Classic Reserve, launched in 2023, is a high-profile three-reel mechanical cabinet with an extensive top box that can incorporate a variety of premium content and secondary bonusing.
•Player Classic Revolve: Our premium linked products such as Cash Machine Jackpots and Gold Standard Jackpots builds upon the skyline cabinet and also includes a mechanical wheel top box and merchandising options for casino operators that can include overhead signage, and wedge kits.
•Player Classic Spin: Player Classic Spin™ is a for-sale extension of the award-winning Player Classic Signature™ family of cabinets with a mechanical wheel integrated above a portrait monitor. This is supported by an exclusive, limited-release library of game content.

Video Reel Games. We offer a growing range of video reel games that provide entertaining slot gaming experience. Below is a list of our video gaming cabinets and select games on these platforms.
•Dynasty Sol. Dynasty Sol is our newest 49-inch portrait screen, released in December of 2023 with games such as Dynamite Pop and Chick-A-Boom.
•Dynasty Vue. Dynasty Vue is our unique “square-like” low-profile portrait screen, released in March of 2023 with themes such as Big Pig and Mega Meltdown.
•Dynasty Dynamic. Dynasty Dynamic weaves together the classic feel of a three-reel mechanical game with the advanced technology and seamless gameplay of a video cabinet.
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

Financial Access Services
In connection with our Financial Access Services, we offer the following:
Funds Dispensed. Funds dispensed transactions represent the largest category of electronic payment transactions that we process, as measured by dollars processed and transaction volume. In a funds dispensed transaction, a patron directly accesses funds from either a standalone ATM or a device enabled with our funds dispensing service by using a debit card to withdraw funds from the patron’s demand deposit account, using a credit card to access the patron’s line of credit, or disbursing funds authorized by a third party through direct application programming interface integration. In any event, the patron must use the personal identification number (“PIN”) associated with such card or other accepted authentication method. Our system then routes the transaction request through an electronic funds transfer (“EFT”) network to the patron’s bank or card issuer, or through a third-party system, as applicable.
Depending on several factors, including the patron’s account balance, their credit limit and/or the daily withdrawal limits (which are often set by the card issuer), the card issuer will either authorize or decline the transaction. If the transaction is authorized, then the funds dispensing-enabled device dispenses the cash to the patron. For a transaction using a debit card, the patron’s demand deposit account is debited by the amount of cash disbursed plus a service fee that we assess the patron for the use of the funds dispensing service. For a transaction using a credit card with a PIN, the patron’s credit card account is charged by the amount of the cash disbursed plus service fees assessed by the Company and by the card issuer for the use of the funds dispensing service. In both cases, our service fee is currently a fixed dollar amount and not a percentage of the transaction size. We also receive a fee from the card issuer, which we refer to as the interchange reimbursement fee, for accommodating the card issuer’s customer (the patron). In most circumstances, we pay a percentage of the service fee received from the patron and, in many circumstances, a portion of the interchange reimbursement fees received from the card issuer, as a commission to our gaming operator customers for the right to operate on their premises.
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
When a patron requests either a credit card or POS debit card financial access transaction, our processor routes the transaction request through one of the card associations, or EFT networks, to the card issuer. Depending upon several factors, such as the available credit or bank account balance, the transaction is either authorized or declined by the card issuer. If authorized, the patron’s bank account is debited or the patron’s credit card balance is increased, in both cases, by an amount equal to the funds requested plus our service fee. Our service fee is a fixed dollar amount, a percentage of the transaction size, or a combination of a fixed dollar amount and percentage of the transaction size. If the transaction is authorized, the device informs the patron that the transaction has been approved. The device then further instructs the patron to proceed to the gaming operator’s cashier cage (“financial services center”) to complete the transaction because both credit card and POS debit card financial access transactions must, in most circumstances, be completed in a face-to-face environment and a unique signature received in order to comply with rules of the card associations. We receive the transaction amount and the service fee from the card issuer, and we reimburse the gaming operator for the cash amount that it provided to the patron, and in addition, will pay the gaming operator a portion of the service fee we collected as a commission for the right to operate on its premises. We are also obligated to pay interchange fees to the card issuer and processing costs related to the electronic payment transaction to card associations.
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
Sales
As of December 31, 2024, we served more than 2,800 casinos and other gaming properties primarily in the United States, Canada and Australia, with additional customers in the United Kingdom, Europe, the Caribbean, Central America, and Asia.
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
We believe our ability to deliver differentiated, appealing products and services to the marketplace is based on our research and development investments, and we expect to continue to make such investments in the future. Research and development costs consist primarily of salaries and benefits, consulting fees, certification, and testing fees. Once the technological feasibility has been established, the software project is capitalized until it becomes available for general release.
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
Human Capital
Composition of our Workforce
As of December 31, 2024, Everi employed approximately 2,300 people, a vast majority of whom work in the United States. Approximately 1,000 people are employed within the Games segment and approximately 1,300 people are employed within the FinTech segment. None of our employees are party to a collective bargaining agreement and we have had no labor-related work stoppages.
Culture of our Workplace
In 2024, we reaffirmed our mission statement and continued to focus on our employees’ collective imagination, talent, and innovation with our Company’s objectives. At Everi, we are guided by our values of collaboration, integrity, inclusion, excellence, and fun. We (i) Harness the power of collaboration; (ii) Act with integrity; (iii) Value Everi-One; (iv) Exceed expectations and be bold. When we deliver on these values consistently, we H.A.V.E. (v) Fun! We live these values by investing in programs and implementing standards to promote ethical business conduct, inclusion, sustainability, giving and volunteerism, and responsible gaming. These programs support our long-term business success while also empowering our team members.
Inspired by Author Simon Sinek’s concept of the Golden Circle and the importance of identifying the “WHY” behind your business, Everi has established a company “WHY” statement. As part of our continued growth and our desire to define and share our Company “WHY” statement more broadly, we apply the Company “WHY” that puts our employees and their success front and center:
Elevate the Success of:
•Everi Employee
•Everi Customer
•Everi Day!

Employee Engagement
At Everi, our core values of Inclusion and Collaboration are at the forefront of our efforts to foster ongoing dialogue with our employees. Recognizing that over 70% of our workforce operates outside of an office, we believe in the critical importance of maintaining robust employee engagement and providing avenues for employee input. To achieve this, we employ a variety of feedback mechanisms. These include annual employee surveys, regular company-wide email communications and periodic town hall meetings. These platforms serve a dual purpose: they not only disseminate crucial company updates from our leadership but also provide opportunities for active employee participation and involvement.
Our leadership team takes a hands-on approach to addressing the feedback received through these channels. This practice is a testament to our commitment to not just listen, but to act on employee input, working to foster a culture where every voice is valued and can lead to tangible, positive changes. This approach has been met with success, as evidenced by our overall employee satisfaction score and employee net promoter scores.
Everi has been honored with numerous Top Workplace awards from 2020 to 2023, earning national recognition for three consecutive years. As we continue our commitment to excellence, we have chosen to pause our participation in Top Workplace competition to focus internally on areas where we can further elevate our culture, strengthen our teams and enhance the employee experience. This intentional step allows us to refine and improve so, that when we reenter the competition in the future, we can do so with an even stronger foundation and renewed commitment to being a top workplace.
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
Recognizing the importance of holistic development, our program also includes training in vital soft skills. Courses on emotional intelligence, email etiquette, and developing a professional presence are designed to support each employee's personal and professional journey. We believe that investing in such training opportunities not only enhances individual capabilities but also contributes significantly to the overall success and culture of our organization.
Talent Acquisition and Recruiting
The Recruitment Team at Everi is dedicated to sourcing talent from a wide array of channels, particularly recognizing the prevalence of remote work. By leveraging advanced tools and systems, we can help minimize geographic limitations, thereby broadening our talent pool. This approach is especially beneficial in today’s competitive job market, allowing us to fill a variety of roles, including those requiring specific, in-demand skills. We are regularly enhancing our recruitment strategies to identify and attract new, untapped talent, supporting the growth and diversification of our business.
At Everi, we believe that creativity and innovation are the fruits of a workforce containing multiple backgrounds and perspectives. To foster this, we employ a blind resume screening process for initial applicants. This method focuses on evaluating talent, experience, and qualifications without the influence of certain demographic information to help provide a fair and unbiased selection process. Additionally, we are proactive in expanding our reach to new candidates. A dedicated member of our Recruitment Team actively collaborates with various educational institutions, professional associations and student organizations. This collaboration not only provides support and information to broader groups of students and job seekers but also helps us discover potential candidates for our open positions. Through these efforts, we are committed to nurturing an inclusive and dynamic workforce that reflects the world in which we operate.

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
Our Native American customers are regulated by the National Indian Gaming Commission (“NIGC”), which was established by the Indian Gaming Regulatory Act of 1988 (“IGRA”). The NIGC has regulatory authority over certain aspects of Native American gaming and defines the boundaries of our dealings with the Native American marketplace and the level of regulatory authority to which these games are subject. The IGRA establishes three classes of gaming, each with a different regulatory framework:

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
Anti-Money Laundering and Sanctions. The USA PATRIOT Act of 2001, other federal statutes, generally referred to as the Bank Secrecy Act, and implementing federal regulations require us to establish and maintain an anti-money laundering and countering the finance of terrorism program which includes the following: internal policies, procedures, and controls, a designated compliance officer, ongoing employee training programs, an independent audit function to test the program, and customer due diligence. In addition, the financial access services we provide are subject to record keeping and reporting obligations under the Bank Secrecy Act. Our gaming operator customers are required to file a SAR with the U.S. Treasury Department’s Financial Crimes Enforcement Network to report any suspicious transactions relevant to a possible violation of law or regulation. We are also required to file a SAR in certain circumstances where we provide our financial access services directly to patrons. To be reportable, such a transaction must meet criteria that are designed to identify the hiding or disguising of funds derived from illegal activities. Our gaming operator customers, in situations where our financial access services are provided through gaming operator cashier personnel, and we, in situations where we provide our financial access services, are required to file a CTR of each deposit, withdrawal, exchange of currency, or other payment or transfer by, through, or to us which involves a transaction in currency of more than $10,000 in a single day.
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

Check Cashing. In some states where we provide check cashing services, certain restrictions may be imposed, such as limits on the amounts of service fees that may be charged on the cashing of certain types of checks, requirements as to records that must be kept with respect to dishonored checks, and requirements as to the contents of receipts that must be delivered to gaming patrons at the time a check is cashed.
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

Privacy Regulations. Our collection of information from patrons who use our financial products and services, such as our financial access services, are subject to the financial information privacy protection provisions of the Gramm-Leach-Bliley Act of 1999 (the “GLBA”) and its implementing federal regulations. We gather, as permitted by law, non-public, personally-identifiable financial information from patrons who use our financial access services, such as names, addresses, telephone numbers, bank and credit card account numbers, and transaction information. The GLBA requires us to safeguard and protect the privacy of such non-public personal information and requires us to make disclosures to patrons regarding our privacy and information sharing policies and give patrons the opportunity to direct us not to disclose information about them to unaffiliated third parties in certain situations. We are also subject to state privacy regulations which, in some cases, may be even stricter than federal law, including without limitation, the California Consumer Privacy Act. We continue to implement policies and programs as well as adapt our business practices to comply with federal and state privacy laws and regulations. In addition, we are subject to foreign data protection and privacy laws including, but not limited to, the European Union General Data Protection Regulation, which requires companies to meet certain requirements regarding data privacy and security.
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
EMV is designed to deter fraudulent card transactions related to identity theft, counterfeit cards, and the misuse of lost or stolen cards via enhanced card authentication, transaction authorization, and cardholder verification using chip-based smart-cards. The EMV has been adopted in many regions of the world as the global standard for fraud deterrence in chip-based smart-card payments. Merchants whose devices are not capable of processing chip-based smart-card EMV transactions are responsible for chargebacks due to fraudulent transactions on such cards.
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

Item 1A.  Risk Factors.
The following section describes material risks and uncertainties that make an investment in our securities risky and may adversely affect our business, financial condition, results of operations, or the market price of our stock. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events, or uncertainties that are not presently known to us or that we currently do not consider to present significant risks to our operations. Moreover, some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not the factors, events or contingencies have occurred in the past, and instead reflect our beliefs and opinions as to the factors, events, or contingencies that could materially and adversely affect us in the future. This section should be read in conjunction with our Financial Statements and Results of Operations included elsewhere in this Annual Report on Form 10-K.
Risks Related to Our Business
Our operations are dependent upon business and consumer demand for gaming and overall economic trends specific to the gaming industry. Economic downturns or a decline in the popularity of gaming could reduce the number of patrons who use our products and services or the amounts of cash that they access using our services.
We provide our gaming-related and financial access products and services almost exclusively to regulated gaming operators. As a result, our business depends on consumer demand for gaming. Gaming is a discretionary leisure activity, participation in which has in the past and may in the future decline during periods of (i) economic growth, due to changes in consumers’ spending preferences; (ii) economic downturns or uncertainty, or periods of high inflation, due to decreases in our consumers’ disposable income, confidence, or general tourism activities; and (iii) declining consumer confidence, due to general economic conditions, domestic- and geo-political concerns, or other factors. Gaming competes with other leisure activities as a form of consumer entertainment and may lose popularity as new leisure activities arise or as other leisure activities become more popular. The popularity and acceptance of gaming is also influenced by the prevailing social mores and changes in social mores, including changes driven by social responsibility organizations that are dedicated to addressing responsible gaming, which could result in reduced acceptance of gaming as a leisure activity or litigation or lobbying efforts focused on limiting gaming activities. To the extent that the popularity or availability of gaming in the establishments of regulated gaming operators declines as a result of any of these factors, the demand for our financial access and gaming-related products and services, or the willingness of our customers to spend new capital on acquiring gaming equipment or utilize revenue share agreements, may decline and our business may be harmed.
If we are unable to develop and protect our intellectual property adequately or obtain intellectual property rights and agreements, we may lose valuable competitive advantages, be forced to incur costly litigation to protect our rights or be restricted in our ability to provide various products in our markets.
Our success depends, in part, on developing and protecting our intellectual property, as discussed in “Item 1. Business”. We also rely on other confidentiality and contractual agreements and arrangements with our employees, affiliates, business partners, contractors and customers to establish and protect our intellectual property and similar proprietary rights. We cannot assure you that we will be successful in protecting these rights and, despite our efforts, our trade secrets and proprietary know-how could become known to, or independently developed by, competitors through malfeasance by employees, contractors or other insiders who may have access to our intellectual property; industrial, corporate or other espionage events; or unauthorized intrusions into our networks or those of our third-party vendors. Any litigation relating to the defense of our intellectual property, whether successful or unsuccessful, could result in substantial costs to us and potentially cause a diversion of our resources.
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
In the event of a natural or human-caused disaster or other catastrophic event, the operations of gaming operators and the international third-party suppliers we rely on could be negatively impacted or consumer demand for gaming could decline, or both, and as a result, our business could be interrupted, which could materially and adversely affect our revenues and results of operations. Adverse weather conditions, particularly flooding, hurricanes, tornadoes, heavy snowfall, and other extreme weather conditions often deter our customer’s patrons from traveling to or make it difficult for them to frequent the sites where our games and FinTech equipment are installed, and have disrupted supply chains. Similarly, public health crises, such as an epidemic or pandemic, often deter patrons from visiting our customer’s gaming operators. If any of those sites, where a significant number of our games and FinTech equipment is installed, or our suppliers either individually or simultaneously experienced adverse weather conditions or other catastrophic events, our results of business, financial condition, and operations could be materially and adversely affected. From time to time, the impact of weather-related natural disasters has resulted in business disruption at certain of our locations as well as our customers’ facilities and may do so in the future.

The emergence of generative artificial intelligence (“GenAI”) may have material adverse impacts on our operations and financial performance, the gaming industry that we serve, our customers, and gaming patrons.
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
Risks Related to Our Games Business
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
Tribal gaming customers who have historically operated large numbers of Class II gaming units may negotiate arrangements with state governments or renegotiate existing gaming compacts that could impact the number of Class II gaming devices currently supplied by the Company, to the extent there is a desire to change to Class III gaming units. If we are unable to maintain our existing placement of units, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2024, we operated more than 10,036 Class II gaming units under lease or daily fixed-fee arrangements with our customers. Customers who enter into compacts with state governments may desire to change from Class II gaming units to Class III gaming units, as Class III units generally perform better than Class II units. This may result in the loss of placements under lease or daily fixed-fee arrangements as customers purchase or lease Class III units from other equipment suppliers to replace our existing Class II units. If we are unable to replace these lost units with our proprietary Class III units, our business, financial condition, operations, or cash flows could be negatively impacted.
Tribal gaming customers that operate Class III gaming units do so under compacts with state governments. If these tribal gaming customers are unable to maintain or renew these existing gaming compacts, then our business, financial condition, operations, or cash flows may suffer an adverse effect.
As of December 31, 2024, we operated approximately 2,972 Class III gaming units under lease or daily fixed-fee arrangements with our tribal gaming customers. As Class III units generally perform better than Class II units, the loss of these Class III placements under lease or daily fixed-fee arrangements, if these customers are unable to renew their Class III gaming compacts and we are unable to replace these lost units with our proprietary Class II units, may negatively impact our business, financial condition, operations, or cash flows.
We derive a significant portion of our revenue from tribal customers, and our ability to effectively operate in tribal gaming markets is vulnerable to legal and regulatory uncertainties, including the ability to enforce contractual rights on tribal land.
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
We may not realize sufficient returns or be successful in renewing our existing or future placement and development fee agreements with casino operators to expand or develop gaming facilities.
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

Risks Related to Our FinTech Business
An unexpectedly high level of chargebacks, as a result of fraud or otherwise, could materially and adversely affect our Financial Access business.
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
Changes in consumers’ willingness to pay a convenience fee to access their funds could reduce the demand for our Financial Access products and services.
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
Pending Proposed Transaction
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
The completion of the Proposed Transaction is subject to the satisfaction or waiver of certain closing conditions by us, IGT, Buyer and Buyer Sub, including certain regulatory conditions, and the failure to consummate the Proposed Transaction within the expected timeframe or at all could adversely impact our business, financial condition, and results of operations.
Our respective obligations, on the one hand, and those of the Buyer Parties, on the other hand, to effect the proposed acquisition, and of IGT, on the one hand, and the Buyer Parties, on the other hand, to effect the Equity Sale, are subject to the satisfaction or waiver of various and customary closing conditions, including (but not limited to): (i) the accuracy of the representations and warranties contained in the Merger Agreement, subject to certain customary materiality qualifications, as of the date of the Merger Agreement and as of the closing of the Proposed Transaction, and compliance in all material respects with the covenants and obligations contained in the Merger Agreement; (ii) the adoption of the Merger Agreement by the affirmative vote of the holders of a majority of the outstanding shares of our common stock entitled to vote thereon (the “Stockholder Approval”), which was obtained on November 14, 2024; (iii) (a) the expiration or termination of any applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and (b) the receipt and effectiveness of certain governmental approvals required under antitrust laws, foreign investment laws, and financial services laws (or the termination or expiration of any applicable waiting period thereunder), and gaming approvals from certain gaming authorities; and (iv) the absence of any order, writ, judgment, injunction, or decree that prevents, makes illegal, or prohibits the closing of the Proposed Transaction.

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
Any changes to the Proposed Transaction or delay in closing the Proposed Transaction could cause us, IGT, or the Buyer Parties not to realize some or all of the expected benefits or to realize them on a different timeline than expected. In addition, the terms and conditions of the required regulatory authorizations and consents that are granted, if any, may impose requirements, limitations, or costs, or materially delay the closing of the Proposed Transaction. Additionally, there may be a significant or longer than expected time period between the Stockholder Approval and the closing of the Proposed Transaction, due to the timing of required regulatory approvals, satisfaction of other closing conditions, or other factors, including those described in this “Item 1A. Risk Factors” section. As a result, the circumstances at the time of the closing may vary, including to a significant degree, from those at the time the Stockholder Approval was obtained, including, without limitation, with respect to our stock price or business and financial performance, developments in the industry in which we operate, external factors such as macroeconomic, regulatory, geopolitical, and market developments, or other factors not currently anticipated. However, pursuant to the Merger Agreement, the closing will nonetheless occur upon the satisfaction or waiver of the required closing conditions as set forth in the Merger Agreement, irrespective of any change in circumstances between the time the requisite Stockholder Approval was obtained and the closing of the Proposed Transaction, unless otherwise provided for in the Merger Agreement. If the closing of the Proposed Transaction is delayed or does not occur, this could result in a material adverse effect on our financial condition, results of operations, ability to pursue alternative transactions, and reputation.
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
Notwithstanding the foregoing, if prior to obtaining the Stockholder Approval, we received a written Acquisition Proposal that did not result from a material breach of the No Shop Provision, and our board of directors determined in good faith (a) after consultation with our financial advisor that such Acquisition Proposal is or would reasonably be expected to lead to a Merger Partner Superior Proposal (as defined in the Merger Agreement) and (b) after consultation with our outside legal counsel that the failure to take the following actions would reasonably be expected to be inconsistent with the fiduciary duties of our board of directors under applicable law, then we had the ability to furnish information regarding us or our subsidiaries, or enter into discussions and negotiations with the person making such Acquisition Proposal and its representatives, in each case subject to complying with specified notice requirements and other conditions as set forth in the Merger Agreement.
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
The Merger Agreement contains our specified termination rights, including specified circumstances where we would be required to pay to IGT and Buyer a termination fee in an aggregate amount of $65 million in cash upon termination of the Merger Agreement. The incurrence of such fee may have a material adverse effect on our liquidity, cash flows, and operating results in the period in which it is incurred.

The consideration to be paid by Buyer to our stockholders will not be adjusted in the event the value of our business or assets changes before the Proposed Transaction closes.
The consideration to be paid by Buyer to our stockholders will not be adjusted in the event the value of our business or assets changes, including as a result of the regulatory process. If the value of our business or assets changes going forward, now that our stockholders approved the adoption of the Merger Agreement, the trading price of shares of our common stock may be less than or greater than our stockholders had anticipated when they considered the adoption of the Merger Agreement. Pursuant to the Merger Agreement, we will not be permitted to terminate the Merger Agreement solely because of changes in the trading price of shares of our common stock.
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
Following the announcement of the Proposed Transaction, purported stockholders of Everi filed complaints or sent demand letters alleging that the definitive proxy statement for the Special Meeting of Everi stockholders omitted or misstated material information with respect to the Proposed Transaction and seeking supplemental disclosures and other equitable and legal relief. It is possible that additional litigation against us or our directors may be filed in the future. Among other remedies, claimants could seek damages and/or to enjoin the transactions contemplated by the Merger Agreement or the Proposed Transaction. An adverse ruling in any pending or future lawsuit may delay or prevent the transactions contemplated by the Proposed Transaction from being completed. Any such actions may create uncertainty relating to the Proposed Transaction and may be costly and distracting to our management.
Risks Related to Our Capital Structure
The agreements and instruments governing our debt impose restrictions that may limit our operating and financial flexibility.
As discussed in “Note 13 - Long Term Debt”, the Credit Facilities and the indenture governing the 2021 Unsecured Notes contain a number of significant restrictions and covenants that limit our ability, among other considerations, to: incur additional indebtedness; sell assets, or consolidate, or merge with or into other companies; pay dividends, or repurchase or redeem capital stock; make certain investments; issue capital stock of our subsidiaries; incur liens; prepay, redeem or repurchase subordinated debt; and enter into certain types of transactions with our affiliates. These covenants could have the effect of limiting our flexibility in planning for or reacting to changes in our business and the markets in which we compete. Our existing borrowings could also impact our ability to raise additional capital to fund our operations, limit our ability to react to changes in our industry or the economy or to be competitive against others in our industry, expose us to interest rate risk on our variable rate debt, and prevent us from meeting our obligations with respect to our indebtedness, any of which could have significant adverse effects on our business, financial condition and results of operations. In addition, to the extent we are found in default and if our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, on terms that are acceptable to us, or at all. If our debt is in default for any reason, our business, financial condition, and results of operations could be materially and adversely affected.

A material increase in market interest rates could adversely affect our business and results of operations.
As of December 31, 2024, all of our indebtedness under our Senior Credit Facilities is at variable interest rates tied to the Secured Overnight Financing Rate (“SOFR”). Any material increases to SOFR could increase the amount of interest we are required to pay under the Senior Credit Facilities and adversely affect our business and results of operations.
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
Risks Related to Competition
The gaming industry is intensely competitive, and if we are unable to compete effectively, including to introduce new, commercially viable games, products and services in a timely manner, our business could be negatively impacted.
Our success is dependent on our ability to develop and sell new games, products, and services that are attractive not only to our customers, but also to their customers, the gaming patrons. We may be unable to enhance our offerings in a timely manner or achieve market acceptance in new or existing markets. The market for gaming devices, financial access products, and related services is highly competitive, and we expect competition to increase and intensify in the future. If we do not appeal to gaming operators and patrons, or do not meet or sustain revenue and profitability of contractual obligations and expectations, we may lose business to our competitors. In both our Games and FinTech businesses, some of our competitors and potential competitors have significant advantages over us, including greater name recognition; longer operating histories; pre-existing relationships with current or potential customers; greater financial, research, design, development, marketing, technological, and other resources; and more ready access to capital resources, which allow them to respond more quickly to new or changing opportunities, be in a better position to compete and, in respect of our financial access business, to pay higher commissions or other incentives to gaming operators in order to gain new customers. In our FinTech business, we compete with other established providers of financial access products and services, including third-party transaction processors, financial institutions, and other regional and local banks that operate ATMs on the premises of gaming operators. To the extent that we lose customers to these competitors, or competitive pressures force us to offer incentives or less favorable pricing terms for us to establish or maintain relationships with gaming operators, our business, financial condition, operations, or cash flows could be materially and adversely affected. Delay in regulatory approvals of new gaming devices and equipment may adversely impact new product deployment.
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
Risks Related to the Regulation of Our Business
Unauthorized disclosure of cardholder and patron data or similar violations of applicable data privacy laws, whether through a security breach of our computer systems, our third-party processor’s computer systems or otherwise, or through our unauthorized use or transmission of such data could subjects us to costly fines, penalties, and legal claims.
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
We are subject to extensive governmental gaming and financial services laws regulation, which are subject to change and uncertain application, and may harm our business.
Our ability to conduct both our gaming and financial access businesses, expand operations, develop and distribute new games, products and systems, charge fees, and expand into new gaming markets is also subject to significant federal, state, local, tribal, and foreign regulations, which vary from jurisdiction to jurisdiction, and include the FCRA, the FACTA, and similar state laws; laws relating to debt collections; privacy provisions of state and federal law, including the Gramm-Leach-Bliley Act; the Electronic Fund Transfer Act; the Bank Secrecy Act and the USA PATRIOT Act of 2001; the Americans with Disabilities Act; applicable state banking and ATM regulations; state licensing requirements and regulations governing check cashing activities and those governing money transmitters. In the United States and many other countries, gaming must be expressly authorized by law. Once authorized, such activities are subject to extensive and evolving governmental regulation. The gaming laws, regulations, and ordinances generally concern the antecedents, acumen, financial stability, and character of our owners, officers, and directors, as well as those persons financially interested or involved in our companies; dictate the technical standards and regulations of our electronic player terminals, gaming systems, and certain other products; and set forth the process and manner by which the Gaming Authorities issue such licenses, findings of suitability, and product approvals. In addition, the suspension, revocation, non-renewal or limitation of any of our licenses or product approvals, or the inability to obtain or maintain requisite license or product approvals could have a material adverse effect on our business operations, financial condition, results of operations, and our ability to retain key employees. The Gaming Authorities may deny, limit, condition, suspend, or revoke a gaming license or related approval for violations of applicable gaming laws and regulations, and may impose substantial fines and take other actions, any one of which could have a significant adverse effect on our business, financial condition, and results of operations. There can be no assurance that we will be able to obtain any such licenses, and, even if we were able to do so, there could be substantial costs and potential product changes involved in maintaining such licenses, which could have a material and adverse effect on our business.
Further, changes in existing gaming laws or regulations, or new and evolving interpretations and applications of existing gaming laws, may hinder or prevent us from continuing to operate in those jurisdictions where we currently do business, which could harm our operating results. In particular, the enactment of unfavorable legislation or government efforts affecting or directed at gaming manufacturers or gaming operators, such as referendums to increase gaming taxes, or requirements to use local distributors, or uncertainty as to the means and manner in which existing gaming laws may be interpreted and applied, either singly or together, could have a negative impact on our operations.
We are subject to formal or informal audits, inquiries, examinations, or reviews from time to time by regulatory authorities. In the event that any regulatory authority determines that the manner in which we operate our business or provide our services is not in compliance with existing rules and regulations, or the regulatory authorities adopt new rules or regulations that prohibit or restrict the manner in which we do so, then these regulatory authorities may force us to modify the manner in which we operate or force us to stop processing certain types of financial access transactions or providing patron marketing or gaming patron credit bureau services altogether. If we are found to be noncompliant with these laws, we could be subject to substantial civil and criminal penalties, as well as private litigation. We may not be able to respond quickly or effectively to regulatory, legislative, and other developments, and these changes may in turn impair our ability to offer our existing or proposed products and services and/or increase our expenses in providing these products and services. Moreover, in addition to the risk of enforcement action, we are also at risk of loss of business reputation in the event of any potential legal or regulatory investigations, regardless of whether we are ultimately accused of or found to have committed any violation. For a summary of gaming regulations that could affect our business, see “Item 1. Business — Regulation.”
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
The provision of our credit card access, POS debit, and funds dispensed services are dependent upon our continued sponsorship into the VISA and MasterCard card associations, and the suspension or termination of our sponsorship could result in a material adverse effect on our business, financial condition, operations, or cash flows.
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
Certain of our products and services depend on the ability to collect and use non-public personal, financial transaction, and other information relating to patrons. Federal, state, and foreign privacy laws and regulations, including, without limitation, California Consumer Privacy Act and General Data Protection Regulation, may require us to make disclosures regarding our privacy and information sharing practices, safeguard and protect the privacy of such information, and, in some cases, provide patrons the opportunity to “opt out” of the use of their information for certain purposes.
Consumer protection and data privacy laws are rapidly evolving. Such laws may broaden the scope of protected information; impose new and/or stricter standards concerning the collection, control, use, sharing, and protection of consumer information; and/or require patrons to “opt-in” to the use of their information for specific purposes. Our compliance with any or all of such laws may be costly and challenging to operationalize across the uneven requirements of the numerous domestic and international jurisdictions in which we do business. Changes in these laws may also require us to narrow or limit the data we collect; limit how, or how long, we may use it; or require us to purge data from our systems in response to consumer requests, which may hamper the provision of certain of our data-related services or diminish the value of such services to our customers and result in loss of business. To the extent that patrons exercise their right to “opt out,” or are required to “opt in,” our ability to leverage existing and future databases of information may be curtailed. Further, to continue to provide such products and services, we may be required to make material modifications to the products and services we offer in order to meet the changing standards, which may result in significant redesign and redeployment costs to us.
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
Everi’s Security department, Chief Information Security Officer (“CISO”), and Chief Information Officer (“CIO”), with oversight from the Chief Executive Officer (“CEO”), lead the cybersecurity detection, risk reduction and mitigation efforts for the Company. These efforts include, but are not limited to the following:
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
•Developing and maintaining a security awareness and training program; and
•Obtaining System and Organizational Controls Two certifications for products
Given the complexity and evolving nature of cybersecurity threats, Everi engages with a range of external experts, including cybersecurity assessors, consultants, and auditors in evaluating and testing our risk management systems. These partnerships enable us to leverage specialized knowledge and insights to maintain and enhance our cybersecurity strategies and processes. Our collaboration with these third parties includes regular audits, threat assessments, and consultation on security enhancements.
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
We primarily occupy the following leased real estate properties:

Location	Sq. Ft	Purpose	Segment
Las Vegas, Nevada	244,832	Corporate Headquarters and Operations	FinTech and Games
Austin, Texas	51,000	Office	Games
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

PART II
Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Our common stock is listed for trading on the New York Stock Exchange under the symbol “EVRI.” On February 28, 2025, there were 9 holders of record of our common stock. Many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, which results in a significantly larger number of beneficial stockholders represented by these holders of record.
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
Common Stock Repurchases
On May 3, 2023, our Board of Directors authorized and approved a share repurchase program in an amount not to exceed $180.0 million, pursuant to which we were authorized to purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024, in accordance with Company and regulatory policies and trading plans established in accordance with Rules 10b5-1 and 10b-18 of the Securities Exchange Act of 1934, as amended.
On May 2, 2024, the Board of Directors canceled the share repurchase program. As of May 2, 2024, the Company had repurchased $100.0 million of Company common stock under the $180 million authorized share repurchase program.
No shares were repurchased during the year ended December 31, 2024. There were approximately 7.5 million and 5.0 million shares repurchased at an average price of $13.40 and $16.93 per share for an aggregate amount of $100.0 million and $84.3 million during the years ended December 31, 2023 and 2022, respectively.
Stock Performance Graph
The line graph below compares the cumulative total stockholder return on our common stock with the cumulative total return of the Standard & Poor’s (“S&P”) 500 Index, the S&P 1000 Index and the S&P Software and Service Index during the five-year period ended December 31, 2024. We included the S&P Software and Service Index in the Stock Performance Graph as we believe it is a more comparable metric that includes small and mid-capitalization stocks, which are similar in capitalization to our Company.
The graph assumes that $100 was invested on December 31, 2019 in our common stock, in the S&P 500 Index, the S&P 1000 Index and the S&P Software and Service Index, and that all dividends were reinvested. S&P, a division of the McGraw-Hill Companies, Inc., provided this data, and the cumulative total stockholder returns are based on the calendar month end closing prices. The comparisons in the graph are required by the SEC and are not intended to forecast or be indicative of possible future performance of our common stock.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Everi Holdings, Inc, the S&P 500 Index, S&P 1000 Index
and the S&P Software and Service Index

$250
$200
$150
$100
$50
$0
12/19
12/20
12/21
12/22
12/23
12/24
Everi Holdings, Inc
- S&P 500
S&P Software and Service
S&P 1000

*$100 invested on 12/31/19 in stock or index, including reinvestment of dividends.
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
Additionally, we have experienced an impact from employment constraints as a result of inflation that has significantly increased over prior years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.
Additional Items Impacting Comparability of Results of Operations and Financial Condition
Our Financial Statements included in this report reflect the following additional items impacting the comparability of results of operations and financial condition:
•During fiscal year 2024, we determined that certain returned, end-of-life electronic gaming devices reflected in our Games segment were not likely to be re-deployed, primarily due to increased competition and demand for newer machines, together with uncertainty in light of the Proposed Transaction discussed in “Note 5 — Business Combinations” included in Part II, Item 8: Financial Statements of this Annual Report on Form 10-K. As a result, we shortened the remaining useful lives of these returned, end-of-life, electronic gaming devices and recorded additional depreciation expense of approximately $7.5 million, which was included within Depreciation Expense of our Statements of Operations.
•During fiscal year 2024, we identified certain component parts that were no longer expected to be utilized to manufacture, refurbish, or support certain of our end-of-life electronic gaming devices, as discussed in

“Note 10 — Property and Equipment” included in Part II, Item 8: Financial Statements of this Annual Report on Form 10-K. As a result, we increased our Games segment inventory reserves by approximately $3.5 million, of which $3.0 million was included within Gaming Operations Cost of Revenues and $0.5 million was included within Gaming Equipment and Systems Cost of Revenues of our Statements of Operations.
•During fiscal year 2024, we determined that the expected utility of certain firm purchase commitments in our Games segment had declined resulting in a charge of approximately $3.8 million, which was included within Operating Expenses of our Statements of Operations. For additional information, see “Note 8 — Inventory” included in Part II, Item 8: Financial Statements of this Annual Report on Form 10-K.
•During fiscal year 2024, the Company entered into definitive agreements with International Game Technology PLC, a public limited company incorporated under the laws of England and Wales (“IGT”), Ignite Rotate LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IGT (“Spinco”), Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), and Voyager Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Buyer (“Buyer Sub” and together with Buyer, the “Buyer Parties”), whereby we and IGT’s Gaming & Digital business (“IGT Gaming”) are expected to be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo Global Management, Inc. (“Apollo”), in an all-cash transaction (the “Proposed Transaction”). In connection with the Proposed Transaction, we incurred transaction costs of approximately $6.4 million during the year ended December 31, 2024, and employee retention costs of approximately $12.3 million during the year ended December 31, 2024, which are included within Operating Expenses of our Statements of Operations. For additional information, see “Note 5 — Business Combinations” included in Part II, Item 8: Financial Statements of this Annual Report on Form 10-K.
•During fiscal year 2024, we entered into definitive agreements with, among others, IGT pursuant to which IGT agreed to spin-off a newly created subsidiary, which would own IGT Gaming, with the Company acquiring IGT Gaming in a series of transactions (the “Original Proposed Transaction”). In connection with the Original Proposed Transaction, we incurred transaction costs of approximately $16.2 million during the year ended December 31, 2024, which are included within Operating Expenses of our Statements of Operations. On July 26, 2024, each of the definitive agreements for the Original Proposed Transaction was terminated by mutual consent of the respective parties thereto, effective immediately. For additional information, see “Note 5 — Business Combinations” included in Part II, Item 8: Financial Statements of this Annual Report on Form 10-K.
•During fiscal year 2023, we acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment during fiscal year 2023. We also made an additional net working capital payment of $0.3 million post-closing, during fiscal year 2023. In addition, we paid the seller approximately $0.2 million related to an indemnity holdback post-closing, during fiscal year 2024. The acquisition did not have a significant impact on our financial condition or results of operations as of and for the period ended December 31, 2024 and 2023, respectively.
•During fiscal year 2023, we recorded a partial write-down of the definite-lived customer relationships intangible asset associated with the Intuicode Gaming Corporation (“Intuicode”) acquisition, reflected in our Games segment. The impairment loss of approximately $11.7 million was included within Operating Expenses of our Statements of Operations. The customer relationships intangible asset had a revised cost basis of $0.5 million and a remaining life of five years at December 31, 2023. In connection with this impairment recorded during fiscal year 2023, we also recorded an adjustment of $1.7 million based on our revised estimate of the second earn-out payment related to the Intuicode acquisition reflected within Operating Expenses of our Statements of Operations.

•During fiscal year 2023, we incurred an increase in interest expense, net of interest income, of $21.9 million as a result of rising interest rates in the macroeconomic environment that impacted our variable rate debt.
•During fiscal year 2023, our Board of Directors authorized and approved a new share repurchase program in an amount not to exceed $180.0 million pursuant to which we may purchase outstanding Company common stock in open market or privately negotiated transactions over a period of eighteen (18) months through November 3, 2024. On May 2, 2024, the Board of Directors cancelled the share repurchase program. As of May 2, 2024, the company had repurchased $100.0 million of Company common stock under the $180 million authorized share repurchase program. No shares were repurchased during the twelve months ended December 31, 2024, and 7.5 million shares were repurchased during the twelve months ended December 31, 2023 at an average price of $13.40 per share.
•During fiscal year 2022, we acquired the stock of eCash Holdings Pty Limited and wholly-owned subsidiaries (collectively “eCash”), Intuicode, and certain strategic assets of Venuetize, Inc. (“Venuetize”) and made an initial cash payment of $15.0 million, $12.5 million and $18.2 million at the closing of each transaction, respectively.
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
•Following the closing of the Proposed Transaction, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise, and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.1 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements (such sale of IGT Gaming, the “Equity Sale”). The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by Everi stockholders.
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
•We face continued macro-economic volatility, global instability, inflationary pricing pressures and interest rate movements, which impact both our segments.
•Disruption of global supply chains related to macro-economic volatility, including inflation and interest rate movements, and global instability may negatively impact the anticipated increase in sales of gaming equipment.
•We face continued competition from competitors in the gaming financial access market, as well as from larger gaming equipment manufacturers and systems providers. This competition continues to contribute to ongoing pricing pressure for both our Games and FinTech businesses.

•We seek to remain competitive in the gaming supplier space by launching new cabinet form factors and game theme software titles, which may be either delayed or not received well by casino operators that could negatively impact our sales outlook.
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

Results of Operations
Year ended December 31, 2024 compared to the year ended December 31, 2023
The following table presents our Results of Operations as reported for the year ended December 31, 2024 compared to the year ended December 31, 2023 (amounts in thousands)*:

	Year Ended
	December 31, 2024		December 31, 2023		2024 vs 2023
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$277,460	37%	$304,132	38%	$(26,672)	(9)%
Gaming equipment and systems	101,461	13%	125,022	15%	(23,561)	(19)%
Games total revenues	378,921	50%	429,154	53%	(50,233)	(12)%
FinTech revenues
Financial access services	228,702	30%	225,054	28%	3,648	2%
Software and other	104,120	14%	99,490	12%	4,630	5%
Hardware	46,160	6%	54,123	7%	(7,963)	(15)%
FinTech total revenues	378,982	50%	378,667	47%	315	—%
Total revenues	757,903	100%	807,821	100%	(49,918)	(6)%
Costs and expenses
Games cost of revenues (1)
Gaming operations	41,923	6%	35,205	4%	6,718	19%
Gaming equipment and systems	59,260	8%	72,191	9%	(12,931)	(18)%
Games total cost of revenues	101,183	13%	107,396	13%	(6,213)	(6)%
FinTech cost of revenues (1)
Financial access services	10,516	1%	11,064	1%	(548)	(5)%
Software and other	13,562	2%	6,159	1%	7,403	120%
Hardware	32,570	4%	36,621	5%	(4,051)	(11)%
FinTech total cost of revenues	56,648	7%	53,844	7%	2,804	5%
Operating expenses	279,619	37%	260,931	32%	18,688	7%
Research and development	77,312	10%	67,633	8%	9,679	14%
Depreciation	89,636	12%	78,691	10%	10,945	14%
Amortization	64,320	8%	60,042	7%	4,278	7%
Total costs and expenses	668,718	88%	628,537	78%	40,181	6%
Operating income	89,185	12%	179,284	22%	(90,099)	(50)%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2024		December 31, 2023		2024 vs 2023
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	73,288	10%	77,693	10%	(4,405)	(6)%
Total other expenses	73,288	10%	77,693	10%	(4,405)	(6)%
Income before income tax	15,897	2%	101,591	13%	(85,694)	(84)%
Income tax provision	881	—%	17,594	2%	(16,713)	(95)%
Net income	$15,016	2%	$83,997	10%	$(68,981)	(82)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the year ended December 31, 2024 compared to the year ended December 31, 2023:

	Year Ended
	December 31, 2024	December 31, 2023	2024 vs 2023
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	15,945	17,512	(1,567)	(9)%

Average units installed during period	16,664	17,785	(1,121)	(6)%

Daily win per unit	$33.78	$36.63	$(2.85)	(8)%

Games unit sales information:(2)
Units sold	4,250	5,635	(1,385)	(25)%
Average sales price	$20,840	$19,993	$847	4%

Value of financial access transactions:(3)
Funds advanced	$13,144.5	$12,074.2	$1,070.3	9%
Funds dispensed	35,605.9	32,989.7	2,616.2	8%
Check warranty	1,976.8	1,903.7	73.1	4%
Total value processed	$50,727.2	$46,967.6	$3,759.6	8%

Number of financial access transactions:(3)
Funds advanced	18.4	18.3	0.1	1%
Funds dispensed	133.7	125.5	8.2	7%
Check warranty	3.6	3.7	(0.1)	(3)%
Total transactions completed	155.7	147.5	8.2	6%

(1)Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.

(2)Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.

(3)Financial access services revenues are based on the total dollars and transactions processed.

Total Revenues
Total revenues decreased by approximately $49.9 million, or 6%, to approximately $757.9 million for the year ended December 31, 2024, as compared to the prior year. This was primarily due to lower Games revenues as FinTech revenues were essentially flat year-over-year.
Games revenues decreased by approximately $50.2 million, or 12%, to approximately $378.9 million for the year ended December 31, 2024, as compared to the prior year. This change was primarily due to a reduction in the daily win per unit and a decline in the average number of units in our installed base reflected in gaming operations revenues. Our hardware revenues declined due to a decrease in units sold, which were partially offset by an increase in the average selling price reflected in our gaming equipment and systems revenues. The Games total revenue declines were partially offset by $29.2 million earned from our bingo solutions reflecting the May 2023 acquisition of certain strategic assets of Video King as compared to $18.4 million earned during the prior year partial period, which were primarily reflected in our gaming operations revenues.

FinTech revenues increased by approximately $0.3 million to approximately $379.0 million for the year ended December 31, 2024, as compared to the prior year. This change was primarily due to support related services attributable to our kiosk, loyalty and compliance solutions and from acquired businesses reflected in our software and other revenues. Additionally, our financial access services revenues were higher as a result of an increase in both transaction and dollar volumes processed associated with continued strength in the gaming industry. The increase in FinTech total revenues was mostly offset by fewer kiosk and loyalty unit sales reflected in our hardware revenues.
Costs and Expenses
Total costs and expenses increased by approximately $40.2 million, or 6%, to approximately $668.7 million for the year ended December 31, 2024, as compared to the prior year. This was primarily due to the movements in costs and expenses described below.
Games cost of revenues decreased by approximately $6.2 million, or 6%, to approximately $101.2 million for the year ended December 31, 2024, as compared to the prior year. This change was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues. The decrease was partially offset by the additional costs related to our installed base of both leased gaming machines and bingo integrated gaming tablets reflected in our gaming operations cost of revenues. Additionally, this increase was associated with approximately $3.5 million related to higher inventory reserves, of which $3.0 million was included within gaming operations cost of revenues and $0.5 million was included within gaming equipment and systems cost of revenues.

FinTech cost of revenues increased by approximately $2.8 million, or 5%, to approximately $56.6 million for the year ended December 31, 2024, as compared to the prior year. This change was primarily due to the increased variable costs from support related services attributable to our kiosk and loyalty solutions. FinTech total costs were partially offset by reduced variable costs from lower hardware unit sales and our check warranty offering.

Operating expenses increased by approximately $18.7 million, or 7%, to approximately $279.6 million for the year ended December 31, 2024, as compared to the prior year. This was primarily due to $34.9 million in transaction and related costs. We also recorded a charge of approximately $3.8 million associated with a decline in the expected utility of certain firm purchase commitments in our Games segment. We also incurred rising expenses of approximately $28.0 million for payroll and related expenses and software licensing and hardware maintenance and support for our Games and FinTech segments. The increase in operating expenses was partially offset by a reduction of $8.0 million in non-cash stock-based compensation expense in our Games and FinTech segments.

The increase in operating expenses was partially offset by prior year activities that were due in large part to an impairment charge of $11.7 million with respect to a partial write-down of the definite-lived customer relationships intangible asset related to our Intuicode acquisition reflected in our Games segment. Additionally, the operating expenses in the prior year were higher as a result of increases in inventory and occupancy costs mostly associated with the move to our new manufacturing facility in Las Vegas, Nevada during the fourth quarter of 2023 in an effort to consolidate our warehousing operations, which impacted both our Games and FinTech segments.

Research and development expense increased by approximately $9.7 million, or 14%, to approximately $77.3 million for the year ended December 31, 2024, as compared to the prior year. This was primarily due to the continued investment in our operations to generate future growth.

Depreciation expense increased by approximately $10.9 million, or 14%, to approximately $89.6 million for the year ended December 31, 2024, as compared to the prior year. This was primarily associated with additional depreciation expense of approximately $7.5 million as a result of the shortening of estimated useful lives on certain returned, end-of-life electronic gaming devices, together with an increase in capital spending in our Games segment.

Amortization expense increased by approximately $4.3 million, or 7%, to approximately $64.3 million for the year ended December 31, 2024, as compared to the prior year. This was primarily associated with capitalized software costs from development initiatives in both our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income decreased by approximately $90.1 million, or 50%, and resulted in an operating income of approximately $89.2 million for the year ended December 31, 2024, as compared to the prior year. The operating income margin was 12% for the year ended December 31, 2024 compared to an operating income margin of 22% for the prior year.
Interest expense, net of interest income, decreased by approximately $4.4 million, or 6%, to approximately $73.3 million for the year ended December 31, 2024, as compared to the prior year. This was primarily due to the approximately $3.0 million increase in interest income earned on our cash balances and $1.8 million in lower fund usage fees on currency required to operate our ATMs, partially offset by $0.6 million of higher interest expense primarily from higher interest rates on our variable debt.

Income tax provision decreased by $16.7 million to approximately $0.9 million for the year ended December 31, 2024, as compared to the prior year. The income tax provision for the year ended December 31, 2024 reflected an effective income tax rate of 5.5%, which was less than the statutory federal rate of 21.0%, primarily due to state taxes and compensation deduction limitations, partially offset by a research credit, the 2023 federal return-to-provision adjustments and the benefit from equity award activities.

The income tax provision of $17.6 million for the year ended December 31, 2023 reflected an effective income tax rate of 17.3%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes, compensation deduction limitations and a net operating loss limitation. For additional information, refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Income Taxes”.
Primarily as a result of the factors described above, we had net income of approximately $15.0 million for the year ended December 31, 2024, as compared to a prior year net income of approximately $84.0 million.

Year ended December 31, 2023 compared to year ended December 31, 2022:
The following table presents our Results of Operations as reported for the year ended December 31, 2023 compared to the year ended December 31, 2022 (amounts in thousands)*:

	Year Ended
	December 31, 2023		December 31, 2022		2023 vs 2022
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$304,132	38%	$292,873	37%	$11,259	4%
Gaming equipment and systems	125,022	15%	143,553	18%	(18,531)	(13)%
Games total revenues	429,154	53%	436,426	56%	(7,272)	(2)%
FinTech revenues
Financial access services	225,054	28%	206,860	26%	18,194	9%
Software and other	99,490	12%	80,232	10%	19,258	24%
Hardware	54,123	7%	59,001	8%	(4,878)	(8)%
FinTech total revenues	378,667	47%	346,093	44%	32,574	9%
Total revenues	807,821	100%	782,519	100%	25,302	3%
Costs and expenses
Games cost of revenues (1)
Gaming operations	35,205	4%	25,153	3%	10,052	40%
Gaming equipment and systems	72,191	9%	86,638	11%	(14,447)	(17)%
Games total cost of revenues	107,396	13%	111,791	14%	(4,395)	(4)%
FinTech cost of revenues (1)
Financial access services	11,064	1%	10,186	1%	878	9%
Software and other	6,159	1%	4,125	1%	2,034	49%
Hardware	36,621	5%	39,220	5%	(2,599)	(7)%
FinTech total cost of revenues	53,844	7%	53,531	7%	313	1%
Operating expenses	260,931	32%	216,959	28%	43,972	20%
Research and development	67,633	8%	60,527	8%	7,106	12%
Depreciation	78,691	10%	66,801	9%	11,890	18%
Amortization	60,042	7%	59,558	8%	484	1%
Total costs and expenses	628,537	78%	569,167	73%	59,370	10%
Operating income	179,284	22%	213,352	27%	(34,068)	(16)%
 * Rounding may cause variances.
(1) Exclusive of depreciation and amortization.

	Year Ended
	December 31, 2023		December 31, 2022		2023 vs 2022
	$	%	$	%	$	%
Other expenses
Interest expense, net of interest income	77,693	10%	55,752	7%	21,941	39%
Loss on extinguishment of debt	—	—%	—	—%	—	—%
Total other expenses	77,693	10%	55,752	7%	21,941	39%
Income before income tax	101,591	13%	157,600	20%	(56,009)	(36)%
Income tax provision	17,594	2%	37,111	5%	(19,517)	(53)%
Net income	$83,997	10%	$120,489	15%	$(36,492)	(30)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the year ended December 31, 2023 compared to the year ended December 31, 2022:

	Year Ended
	December 31, 2023	December 31, 2022	2023 vs 2022
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	17,512	17,975	(463)	(3)%

Average units installed during period	17,785	17,504	281	2%

Daily win per unit	$36.63	$39.24	$(2.61)	(7)%

Games unit sales information:(2)
Units sold	5,635	7,216	(1,581)	(22)%
Average sales price	$19,993	$18,898	$1,095	6%

Value of financial access transactions:(3)
Funds advanced	$12,074.2	$10,755.7	$1,318.5	12%
Funds dispensed	32,989.7	29,875.8	3,113.9	10%
Check warranty	1,903.7	1,721.1	182.6	11%
Total value processed	$46,967.6	$42,352.6	$4,615.0	11%

Number of financial access transactions:(3)
Funds advanced	18.3	14.2	4.1	29%
Funds dispensed	125.5	114.0	11.5	10%
Check warranty	3.7	3.8	(0.1)	(3)%
Total transactions completed	147.5	132.0	15.5	12%

(1)Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.

(2)Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.

(3)Financial access services revenues are based on the total dollars and transactions processed.

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
Research and development expense increased by approximately $7.1 million, or 12%, to approximately $67.6 million for the year ended December 31, 2023, as compared to the prior year. This increase was primarily the result of the growth in our operations and expenses from our acquired businesses in our Games and FinTech segments.
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
Income tax benefit decreased by $19.5 million to approximately $17.6 million for the year ended December 31, 2023, as compared to the prior year. The income tax provision for the year ended December 31, 2023 reflected an effective income tax rate of 17.3%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit and the benefit from equity award activities, partially offset by state taxes, compensation deduction limitations and a net operating loss limitation. The income tax provision of $37.1 million for the year ended December 31, 2022 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes, compensation deduction limitations, a net operating loss limitation and an accrual for a foreign withholding tax, partially offset by both a research credit and the benefit from equity award activities. For additional information, refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 18 — Income Taxes”.
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
There can be no assurance that our estimates and assumptions made in our determination of fair values of the assets acquired and liabilities assumed from our acquisitions will prove to be accurate predictions of the future. To the extent our assumptions regarding mergers and acquisitions, business plans, competitive environments, anticipated growth rates, or expectations of results of operations and financial condition are not correct, we may be required to record adjustments in future periods, whether to goodwill during the measurement period or to the Statements of Operations upon the expiration of the measurement period, in the event items are present that were either known or knowable at the respective acquisition dates.
Goodwill
We had approximately $736.5 million of goodwill on our Balance Sheets at December 31, 2024 resulting from acquisitions of other businesses. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances. Our reporting units are identified as operating segments or one level below and we evaluate our reporting units at least annually. Refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 11 — Goodwill and Other Intangible Assets” included elsewhere in this Annual Report on Form 10-K for a further discussion.

The annual evaluation of goodwill requires the use of different assumptions, estimates, or judgments in the goodwill impairment testing process, such as: the applicable methodology and weighting based on the market multiples of comparable companies, the estimated future cash flows of our reporting units and the discount rate used to present value such cash flows (for additional information on our goodwill policies refer to “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 2 — Basis of Presentation and Summary of Significant Accounting Policies”).
In light of the Pending Proposed Transaction (for additional information refer to "Part I — Item 1. Business" and "Part I — Item 1A. Risk Factors" included elsewhere in this Annual Report on Form 10-K for a further discussion), our assumptions and conclusions in connection with our annual impairment test in 2024 were based on the application of the market approach which included identifying multiples of comparable public companies with similar operational and financial characteristics and which are reflective of the market in which each respective reporting unit operates. The selected market multiples were based on normalized levels of 2024 Earnings Before Interest, Taxes, Depreciation, and Amortization (“EBITDA”) given the value of the Company is closely linked to the defined purchase price within the Pending Proposed Transaction. The market approach also applies a market participant acquisition premium at the reporting unit level based on recent comparable market transactions.
In connection with our annual goodwill impairment assessment for 2024 utilizing a quantitative (“Step 1”) approach, of the seven reporting units (six in the FinTech segment and one in the Games segment) identified by the Company, the following were considered to be at risk of failing Step 1 of the impairment test as the fair values were not substantially in excess of their carrying amounts:
•Central Credit Services: The fair value exceeded the carrying amount by approximately $0.3 million, or 1.4%, for which $17.1 million of goodwill was allocated to this reporting unit; and
•Games: The fair value exceeded the carrying amount by approximately $3.9 million, or 0.4%, for which $484.2 million of goodwill was allocated to this reporting unit.
The judgments and estimates described above may change in future periods, in which case we may be required to record goodwill impairment charges in future periods, whether in connection with our next annual impairment testing process, or earlier, in the event an indicator of impairment is present at such time during the year.
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

Liquidity and Capital Resources
Overview
The following table presents selected information about our financial position (in thousands):

	At December 31,
	2024	2023
Balance sheet data
Total assets	$1,921,909	$2,123,870
Total borrowings	950,935	974,465
Total stockholders’ equity	255,936	226,142
Cash available
Cash and cash equivalents	$400,677	$267,215
Settlement receivables	109,640	441,852
Settlement liabilities	(460,513)	(662,967)
Net cash position (1)	49,804	46,100
Undrawn revolving credit facility	125,000	125,000
Net cash available (1)	$174,804	$171,100
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
Cash Resources
As of December 31, 2024, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents at December 31, 2024 included cash in non-U.S. jurisdictions of approximately $25.8 million. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Cash Flows
The following table presents a summary of our cash flow activity for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31,			$ Change
	2024	2023	2022	2024 vs 2023	2023 vs 2022
Cash flow activities
Net cash provided by operating activities	$318,408	$292,230	$272,094	$26,178	$20,136
Net cash used in investing activities	(156,162)	(204,307)	(178,791)	48,145	(25,516)
Net cash used in financing activities	(23,654)	(110,941)	(100,568)	87,287	(10,373)
Effect of exchange rates on cash and cash equivalents	(2,517)	461	(1,398)	(2,978)	1,859
Cash and cash equivalents and restricted cash
Net increase (decrease) for the period	136,075	(22,557)	(8,663)	158,632	(13,894)
Balance, beginning of the period	272,506	295,063	303,726	(22,557)	(8,663)
Balance, end of the period	$408,581	$272,506	$295,063	$136,075	$(22,557)
Cash flows provided by operating activities increased by approximately $26.2 million for the year ended December 31, 2024, as compared to the prior year. This was primarily attributable to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
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
Cash flows used in investing activities decreased by approximately $48.1 million for the year ended December 31, 2024, as compared to the prior year. This was primarily attributable to our acquisition activities in the prior year, partially offset by an increase in capital expenditures in our Games and FinTech segments.
Cash flows used in investing activities increased by approximately $25.5 million for the year ended December 31, 2023, as compared to the prior year. This was primarily attributable to our acquisition activities and an increase in capital expenditures in our Games segment, partially offset by reduced capital expenditures in our FinTech segment.
Cash flows used in financing activities decreased by approximately $87.3 million for the year ended December 31, 2024, as compared to the prior year. This was primarily attributable to share repurchase activities in the prior year, partially offset by increased repayments on Term Loan (defined below) in the current year.
Cash flows used in financing activities increased by approximately $10.4 million for the year ended December 31, 2023, as compared to the prior year. This was primarily attributable to share repurchase activities, together with payments of contingent consideration from our Games and FinTech segments, partially offset by proceeds from option exercise activities.

Capital Expenditures
For the year ended December 31, 2024, cash paid for capital expenditures totaled $156.4 million, of which $124.8 million and $31.6 million were related to our Games and FinTech segments, respectively. For the year ended December 31, 2023, cash paid for capital expenditures totaled $145.1 million, of which $117.0 million and $28.1 million, were related to our Games and FinTech segments, respectively.
Long-Term Debt
At December 31, 2024, we had approximately $561 million of borrowings outstanding under the $600 million senior secured term loan (the “Term Loan”) and there were no borrowings outstanding under the $125 million senior secured revolving credit facility (the “Revolver”). We had $125 million of additional borrowing availability under the Revolver as of December 31, 2024. At December 31, 2024, we had $400 million outstanding under the senior unsecured notes due 2029 (the “ 2021 Unsecured Notes”).
For additional information regarding our credit agreement and other debt as well as interest rate risk see “Contractual Obligations” in this Item 7 below, “Part II, Item 7A Quantitative and Qualitative Disclosures About Market Risk,” and “Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Long-Term Debt.”
Contractual Obligations
Our contractual obligations are summarized below at December 31, 2024 (in thousands):

	Total	2025	2026	2027	2028	2029	Thereafter
Contractual obligations
Debt obligations (1)	$960,500	$—	$—	$—	$560,500	$400,000	$—
Estimated interest obligations (2)	238,685	58,587	58,224	58,747	43,127	20,000	—
Lease obligations (3)	37,416	9,219	6,064	3,938	3,430	2,580	12,185
Purchase obligations (4)	106,454	71,844	28,673	4,812	1,125	—	—
Acquisition related obligations (5)	2,397	2,397	—	—	—	—	—
Total contractual obligations	$1,345,452	$142,047	$92,961	$67,497	$608,182	$422,580	$12,185
 (1) In connection with the Term Loan, we are required to make quarterly principal payments with the remaining principal being due on the maturity date. During the fourth quarter of fiscal year 2024, the Company paid $20.0 million, which satisfied all required periodic principal payments through maturity with the exception of a partial quarterly payment due in 2028. The 2021 Unsecured Notes do not require a quarterly principal payment with the final principal repayment installment being due on the maturity date. For additional information see Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 13 — Long-Term Debt”
(2)Estimated interest payments were computed using the interest rate in effect at December 31, 2024 multiplied by the principal balance outstanding.
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

(5)Represents our obligations under the Intuicode purchase agreement. For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 5 — Business Combinations.”
Other Liquidity Needs and Resources
We need cash to support our foreign operations. Depending on the jurisdiction and the treaty between different foreign jurisdictions, our applicable withholding tax rates could vary significantly. If we expand our business into new foreign jurisdictions, we expect to rely on treaty-favored cross-border transfers of funds, the cash generated by our operations in those foreign jurisdictions or alternate sources of working capital.
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Consolidated Statements of Operations, were approximately $18.6 million, $20.4 million, and $9.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. The usage fees increased in the current year as compared to the prior year as a result of elevated funds dispensing volumes at our customer locations and higher interest rates as a result of macro-economic conditions.
We are exposed to interest rate risk to the extent that the applicable federal funds rate increases. Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balances of funds provided in connection with this arrangement were approximately $379.3 million and $388.5 million as of December 31, 2024 and 2023, respectively.
For additional information see “Part II — Item 8 — Financial Statements and Supplementary Data — Notes to Consolidated Financial Statements — Note 6 — Funding Agreements.”
We are responsible for any losses of cash in the fund dispensing devices under this agreement and we self-insure for this risk. We incurred no material losses related to this self-insurance for the years ended December 31, 2024, 2023, and 2022.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly fund usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by our primary third-party vendor was approximately $379.3 million as of December 31, 2024; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $3.8 million impact on income before tax over a 12-month period.
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
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor and a credit spread adjustment, was 7.78% for the year ended December 31, 2024. Based upon the outstanding balance of the Term Loan of $560.5 million as of December 31, 2024, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.6 million on interest expense over a 12-month period.
The interest rate for the 2021 Unsecured Notes due 2029 is fixed at 5.00%; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.

Item 8.  Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Everi Holdings Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheet of Everi Holdings Inc. and its subsidiaries (the "Company") as of December 31, 2024, and the related consolidated statements of operations and comprehensive income, of stockholders’ equity and of cash flows for the year then ended, including the related notes (collectively referred to as the "consolidated financial statements"). We also have audited the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.
Our audit of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Revenue Recognition - Funds Advanced and Funds Dispensed Revenues
As described in Note 3 to the consolidated financial statements, the Company’s consolidated financial access services revenues for the year ended December 31, 2024 was $228.7 million, of which a significant portion relates to funds advanced and funds dispensed revenues. Funds advanced revenues are primarily comprised of transaction fees assessed to gaming patrons in connection with credit card financial access and point of sale debit card financial access transactions. Funds dispensed revenues are primarily comprised of transaction fees in the form of cardholder surcharges assessed to gaming patrons in connection with funds dispensed cash withdrawals at the time the transactions are authorized and interchange reimbursement fees are paid by the patron’s issuing banks. Revenues are recognized as earned over a period of time using an output method that depicts the transfer of control to the customer based on variable consideration, such as the volume of transactions processed. This is because the customer simultaneously receives and consumes the benefits as the performance obligations occur. Certain direct costs incurred are recorded as reductions to revenue on a net basis, which generally include (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to third-party partners.
The principal consideration for our determination that performing procedures relating to the recognition of funds advanced and funds dispensed revenues is a critical audit matter is a high degree of auditor effort in performing procedures related to the Company’s recognition of funds advanced and funds dispensed revenues.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the funds advanced and funds dispensed revenue recognition process. These procedures also included, among others (i) testing the completeness of the transaction fees transmitted from network associations and third-party partners; (ii) testing the revenue recognized for a sample of funds advanced and funds dispensed revenue transactions by obtaining and inspecting source documents, such as cash receipts from network associations; (iii) testing the reductions to revenue recognized for a sample of interchange fees payable to network associations and processing and related costs payable to third-party partners by obtaining and inspecting source documents, such as bank statements; (iv) testing the reductions to revenue recognized for a sample of commission expenses payable to casino operators by obtaining and inspecting source documents, such as customer contracts, and recalculating the commission expense based on the commission rate in the customer contracts; (v) confirming a sample of outstanding balances receivable from casino operators as of December 31, 2024 and, for confirmations not returned, obtaining and inspecting source documents, such as subsequent cash receipts; and (vi) testing a sample of settlement receivables and payables as of December 31, 2024 by obtaining and inspecting source documents, such as subsequent cash receipts from network associations and payments to casino operators, respectively.

Goodwill Impairment Assessment – Games Reporting Unit
As described in Note 11 to the consolidated financial statements, the Company’s consolidated goodwill balance was $736.5 million as of December 31, 2024, of which $484.2 million is associated with the Games reporting unit. Goodwill is tested for impairment on October 1 each year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded. As disclosed by management, management’s assumptions in connection with the October 1, 2024 annual impairment test were based on the application of the market approach which included identifying multiples of comparable public companies with similar operational and financial characteristics and which are reflective of the market in which each respective reporting unit operates.
The principal considerations for our determination that performing procedures relating to the goodwill impairment assessment of the Games reporting unit is a critical audit matter are (i) the significant judgment by management when identifying the market multiples of comparable public companies to be used in developing the fair value estimate of the Games reporting unit; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to management’s identification of the market multiples of comparable public companies; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Games reporting unit. These procedures also included, among others (i) testing management’s process for developing the fair value estimate of the Games reporting unit; (ii) evaluating the appropriateness of the market approach; (iii) testing the completeness and accuracy of underlying data used in the market approach; and (iv) evaluating the reasonableness of management’s identification of the market multiples of comparable public companies. Evaluating the reasonableness of the market multiples involved considering (i) the operational and financial characteristics of the Games reporting unit and (ii) external market and industry data. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the market approach and (ii) the reasonableness of the market multiples.

/s/ PricewaterhouseCoopers LLP
Boston, Massachusetts
March 3, 2025
We have served as the Company’s auditor since 2024.

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
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We served as the Company's auditor from 2023 to 2024.
Las Vegas, Nevada
February 29, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Shareholders and Board of Directors
Everi Holdings Inc. and Subsidiaries
Las Vegas, NV
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows of Everi Holdings Inc. and subsidiaries (the “Company”) for the year ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the Company’s results of operations and its cash flows for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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

/s/ BDO USA, LLP

Las Vegas, Nevada
February 28, 2023

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2024	2023	2022
Revenues
Games revenues
Gaming operations	$277,460	$304,132	$292,873
Gaming equipment and systems	101,461	125,022	143,553
Games total revenues	378,921	429,154	436,426
FinTech revenues
Financial access services	228,702	225,054	206,860
Software and other	104,120	99,490	80,232
Hardware	46,160	54,123	59,001
FinTech total revenues	378,982	378,667	346,093
Total revenues	757,903	807,821	782,519
Costs and expenses
Games cost of revenues (1)
Gaming operations	41,923	35,205	25,153
Gaming equipment and systems	59,260	72,191	86,638
Games total cost of revenues	101,183	107,396	111,791
FinTech cost of revenues (1)
Financial access services	10,516	11,064	10,186
Software and other	13,562	6,159	4,125
Hardware	32,570	36,621	39,220
FinTech total cost of revenues	56,648	53,844	53,531
Operating expenses	279,619	260,931	216,959
Research and development	77,312	67,633	60,527
Depreciation	89,636	78,691	66,801
Amortization	64,320	60,042	59,558
Total costs and expenses	668,718	628,537	569,167
Operating income	89,185	179,284	213,352
Other expenses
Interest expense, net of interest income	73,288	77,693	55,752
Total other expenses	73,288	77,693	55,752
Income before income tax	15,897	101,591	157,600
Income tax provision	881	17,594	37,111
Net income	15,016	83,997	120,489
Foreign currency translation (loss) gain	(3,991)	730	(2,742)
Comprehensive income	$11,025	$84,727	$117,747
(1) Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Year Ended December 31,
	2024	2023	2022
Earnings per share
Basic	$0.18	$0.96	$1.33
Diluted	$0.17	$0.91	$1.24
Weighted average common shares outstanding
Basic	85,023	87,176	90,494
Diluted	88,151	91,985	97,507
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At December 31,
	2024	2023
ASSETS
Current assets
Cash and cash equivalents	$400,677	$267,215
Settlement receivables	109,640	441,852
Trade and other receivables, net of allowances for credit losses of $5,656 and $5,210 at December 31, 2024 and December 31, 2023, respectively	87,855	94,282
Inventory	67,821	70,624
Prepaid expenses and other current assets	68,114	57,557
Total current assets	734,107	931,530
Non-current assets
Property and equipment, net	157,992	152,704
Goodwill	736,470	737,804
Other intangible assets, net	216,915	234,138
Other receivables	6,329	2,786
Deferred tax assets	4,551	598
Other assets	65,545	64,310
Total non-current assets	1,187,802	1,192,340
Total assets	$1,921,909	$2,123,870
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$460,513	$662,967
Accounts payable and accrued expenses	221,015	215,530
Current portion of long-term debt	—	6,000
Total current liabilities	681,528	884,497
Non-current liabilities
Deferred tax liabilities	6,514	13,762
Long-term debt, less current portion	950,935	968,465
Other accrued expenses and liabilities	26,996	31,004
Total non-current liabilities	984,445	1,013,231
Total liabilities	1,665,973	1,897,728
Commitments and contingencies (Note 14)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at December 31, 2024 and December 31, 2023, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 125,853 and 86,402 shares issued and outstanding at December 31, 2024, respectively, and 123,179 and 83,738 shares issued and outstanding at December 31, 2023, respectively	126	123
Additional paid-in capital	579,806	560,945
Retained earnings	77,747	62,731
Accumulated other comprehensive loss	(7,458)	(3,467)
Treasury stock, at cost, 39,451 and 39,441 shares at December 31, 2024 and December 31, 2023, respectively	(394,285)	(394,190)
Total stockholders’ equity	255,936	226,142
Total liabilities and stockholders’ equity	$1,921,909	$2,123,870
See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2024	2023	2022

Cash flows from operating activities
Net income	$15,016	$83,997	$120,489
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	89,636	78,691	66,801
Amortization	64,320	60,042	59,558
Non-cash lease expense	6,007	6,096	4,847
Amortization of financing costs and discounts	2,854	2,854	2,854
Loss on sale or disposal of assets	1,239	1,467	591
Accretion of contract rights	9,340	9,340	9,578
Provision for credit losses	11,422	11,623	10,115
Deferred income taxes	(11,185)	8,754	32,618
Reserve for inventory obsolescence	4,621	1,220	792
Write-down of assets	296	13,629	—
Stock-based compensation	10,702	18,711	19,789
Adjustment to deferred acquisition consideration	(1,014)	(1,766)	—
Changes in operating assets and liabilities:
Settlement receivables	331,881	(177,947)	(174,604)
Trade and other receivables	(7,614)	6,586	(18,780)
Inventory	(2,036)	(11,954)	(26,314)
Prepaid expenses and other assets	(13,225)	(6,121)	(37,911)
Settlement liabilities	(202,112)	194,878	176,274
Accounts payable and accrued expenses	8,260	(7,870)	25,944
Placement fee agreements	—	—	(547)
Net cash provided by operating activities	318,408	292,230	272,094
Cash flows from investing activities
Capital expenditures	(156,431)	(145,108)	(127,568)
Acquisitions, net of cash acquired	—	(59,405)	(51,450)
Proceeds from sale of property and equipment	269	206	227
Net cash used in investing activities	(156,162)	(204,307)	(178,791)

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Year Ended December 31,
	2024	2023	2022

Cash flows from financing activities
Repayments of term loan	(26,000)	(6,000)	(6,000)
Proceeds from exercise of stock options	8,038	13,739	1,921
Treasury stock - equity award activities, net of shares withheld	(99)	(8,151)	(11,969)
Treasury stock - repurchase of shares	—	(100,000)	(84,347)
Payment of deferred acquisition consideration	(5,593)	(10,529)	(173)
Net cash used in financing activities	(23,654)	(110,941)	(100,568)
Effect of exchange rates on cash and cash equivalents	(2,517)	461	(1,398)
Cash, cash equivalents and restricted cash
Net increase (decrease) for the period	136,075	(22,557)	(8,663)
Balance, beginning of the period	272,506	295,063	303,726
Balance, end of the period	$408,581	$272,506	$295,063

	Year Ended December 31,
	2024	2023	2022
Supplemental cash disclosures
Cash paid for interest	$87,084	$86,528	$54,749
Cash received for interest	15,153	12,028	3,807
Cash paid for income tax, net of refunds	14,476	5,481	4,522
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$2,221	$4,408	$3,222
Transfer of leased gaming equipment to inventory	7,762	6,719	9,588

See notes to consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional	Retained Earnings	Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	(Accumulated Deficit)	Comprehensive Loss	Treasury Stock	Equity
Balance, January 1, 2022	116,996	$117	$505,757	$(141,755)	$(1,455)	$(188,164)	$174,500
Net income	—	—	—	120,489	—	—	120,489
Foreign currency translation	—	—	—	—	(2,742)	—	(2,742)
Stock-based compensation expense	—	—	19,789	—	—	—	19,789
Exercise of options	333	—	1,921	—	—	—	1,921
Restricted stock vesting, net of shares withheld	2,061	2	(2)	—	—	(11,969)	(11,969)
Repurchase of shares	—	—	—	—	—	(84,347)	(84,347)
Balance, December 31, 2022	119,390	$119	$527,465	$(21,266)	$(4,197)	$(284,480)	$217,641
Net income	—	—	—	83,997	—	—	83,997
Foreign currency translation	—	—	—	—	730	—	730
Stock-based compensation expense	—	—	18,711	—	—	—	18,711
Exercise of options, net of shares withheld	2,061	2	14,773	—	—	(1,056)	13,719
Restricted stock vesting, net of shares withheld	1,728	2	(4)	—	—	(8,149)	(8,151)
Repurchase of shares	—	—	—		—	(100,505)	(100,505)
Balance, December 31, 2023	123,179	$123	$560,945	$62,731	$(3,467)	$(394,190)	$226,142
Net income	—	—	—	15,016	—	—	15,016
Foreign currency translation	—	—	—	—	(3,991)	—	(3,991)
Stock-based compensation expense	—	—	10,702	—	—	—	10,702
Exercise of options	1,746	2	8,162	—	—	—	8,164
Restricted stock vesting, net of shares withheld	928	1	(3)	—	—	(97)	(99)
Repurchase of shares	—	—	—	—	—	2	2
Balance, December 31, 2024	125,853	$126	$579,806	$77,747	$(7,458)	$(394,285)	$255,936

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
Everi FinTech provides gaming operators with financial technology products and services, including: (i) financial access and related services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels; (ii) loyalty and marketing software and tools, regulatory and compliance (“RegTech”) software solutions, other information-related products and services, and hardware maintenance services; and (iii) associated casino patron self-service hardware that utilizes our financial access, software and other services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. Our solutions are secured using an end-to-end security suite to protect against cyber-related attacks allowing us to maintain appropriate levels of security. These solutions include: (i) access to cash and cashless funding at gaming facilities via Automated Teller Machine (“ATM”) debit withdrawals, credit card financial access transactions, and point of sale (“POS”) debit card purchases at casino cages, kiosk and mobile POS devices; (ii) accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; (iii) self-service loyalty tools and promotion management software; (iv) compliance, audit, and data software; (v) casino credit data and reporting services; (vi) marketing and promotional offering subscription-based services; and (vii) other ancillary offerings.
Macro-Economic Volatility and Global Instability, Employment Constraints and Supply Chain Disruptions
We have experienced an impact from macro-economic volatility as a result of inflation, interest rate movements and global instability, particularly as it relates to our supply chain, both from an upstream and downstream perspective, which impacts the delivery of our products; and the effects of interest rate movements on our variable rate debt and pricing pressures on our business.
Additionally, we continued to experience an impact from employment constraints as a result of inflation in recent years. This has placed pressure on competitive wages, which has led to increases in wages and other related costs.
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
Interest income earned on our cash balances was approximately $15.1 million, $12.1 million and $3.9 million for the years ended December 31, 2024, 2023 and 2022, respectively.
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
For the non-Site-Funded locations, we enter into commercial arrangements with third-party vendors to provide us the currency needed for normal operating requirements for our ATMs. For the use of these funds, we pay a cash usage fee based upon the target federal funds rate. Under these agreements, the currency supplied by the third-party vendors remains the sole property of these suppliers until funds are dispensed, at which time the third-party vendors obtain an interest in the corresponding settlement receivable. As the cash is an asset of these suppliers, it is therefore not reflected on our Balance Sheets. The usage fee for the cash supplied in these ATMs is included as interest expense in the Statements of Operations. Our rationale to record cash usage fees as interest expense is primarily due to the similar operational characteristics to a revolving line of credit, the fact that the fees are calculated on a financial index, and the fees are paid for access to a capital resource.
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

Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”)-related restricted funds; and (iv) financial access activities related to cashless balances held on behalf of patrons. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported within the Balance Sheets that sum to the total of the same such amounts shown in the Statements of Cash Flows for the years ended December 31, 2024, 2023, and 2022, respectively (in thousands).

		Year Ended December 31,
	Classification on our Balance Sheets	2024	2023	2022
Cash and cash equivalents	Cash and cash equivalents	$400,677	$267,215	$293,394
Restricted cash — current	Prepaid expenses and other current assets	7,803	5,190	1,568
Restricted cash — non-current	Other assets	101	101	101
Total		$408,581	$272,506	$295,063
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
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. We test for impairment annually on a reporting unit basis, at the beginning of our fourth fiscal quarter, or more often under certain circumstances that indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step 0” assessment based on reviewing relevant events and circumstances; or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using an appropriate methodology, such as a market approach that compares market multiples of comparable companies and/or an income approach that discounts future cash flows based on the estimated future results of our reporting units and to determine whether or not any impairment exists. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded (for additional information refer to “Note 11 — Goodwill and Other Intangible Assets”).
Our reporting units are identified as operating segments or one level below. Reporting units must: (i) engage in business activities from which they earn revenues and incur expenses; (ii) have operating results that are regularly reviewed by our segment management to ascertain the resources to be allocated to the segment and assess its performance; and (iii) have discrete financial information available. As of December 31, 2024, our reporting units included: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.
The annual evaluation of goodwill requires the use of different assumptions, estimates, or judgments in the goodwill impairment testing process, such as: the applicable methodology and weighting based on the market multiples of comparable companies, the estimated future cash flows of our reporting units and the discount rate used to present value such cash flows.
There can be no assurance that our estimates and assumptions made for purposes of our impairment assessments as of the time of evaluation will prove to be accurate predictions of the future. If our assumptions regarding business plans, mergers and acquisitions, competitive environments or anticipated growth rates are not correct, we may be required to record non-cash impairment charges in future periods, whether in connection with our normal review procedures periodically, or earlier, if an indicator of an impairment is present prior to such evaluation.
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
Advertising, Marketing, and Promotional Costs
We expense advertising, marketing, and promotional costs as incurred. Total advertising, marketing, and promotional costs, included in operating expenses in the Statements of Operations, were $4.0 million, $4.0 million, and $3.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Research and development costs were $77.3 million, $67.6 million, and $60.5 million for the years ended December 31, 2024, 2023, and 2022, respectively.
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
Employee Benefits Plan
The Company provides a 401(k) Plan that allows employees to defer up to the lesser of the Internal Revenue Code prescribed maximum amount or 75% of their income on a pre-tax basis through contributions to the plan. As a benefit to employees, the Company matches a percentage of these employee contributions (as defined in the plan document). Expenses related to the matching portion of the contributions to the 401(k) Plan were $7.8 million, $6.3 million, and $4.6 million for the years ended December 31, 2024, 2023, and 2022, respectively.
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, accounts payable, and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of the long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of December 31, 2024 and 2023, the fair value of trade and loan receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.
The estimated fair value and outstanding balances of our borrowings are as follows (dollars in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
December 31, 2024
$600 million Term Loan	2	$561,201	$560,500
$400 million 2021 Unsecured Notes	2	$400,000	$400,000
December 31, 2023
$600 million Term Loan	2	$589,433	$586,500
$400 million 2021 Unsecured Notes	2	$365,000	$400,000
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
Reclassification of Balances
Certain amounts in the accompanying consolidated financial statements and accompanying notes have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income or financial condition for any period presented.

Recent Accounting Guidance
Recently Adopted Accounting Guidance

Standard	Description	Date of Adoption	Effect on Financial Statements
Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures	The amendments in this update require enhanced reportable segment disclosures, primarily concerning significant segment expenses.	December 31, 2024	The adoption of this ASU resulted in the inclusion of significant expense and measure of profit or loss segment information Financial Statement disclosures.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure	The amendments in this Update require enhanced income tax disclosures, primarily concerning the rate reconciliation and income taxes paid information.	December 31, 2025	We are currently evaluating the effect of adopting this ASU on our Financial Statement disclosures.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Topic 220):	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	December 31, 2027	We are currently evaluating the effect of adopting this ASU on our Financial Statement disclosures.
As of December 31, 2024, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our consolidated financial statements.
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

The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2024	2023
Contract assets(1)
Balance, beginning of period	$26,635	$22,417
Balance, end of period	35,564	26,635
Increase	$8,929	$4,218

Contract liabilities(2)
Balance, beginning of period	$51,799	$53,419
Balance, end of period	63,563	51,799
Increase (decrease)	$11,764	$(1,620)
(1) Contract assets are included within prepaid expenses and other current assets and other assets in our Balance Sheets.
(2) Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities in our Balance Sheets.
We recognized approximately $34.9 million and $36.0 million in revenue that was included in the beginning contract liability balance during 2024 and 2023, respectively.
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
Gaming operations revenues are generated by leased gaming equipment deployed at sites under placement fee agreements for dedicated floor space. The gaming operations revenues generated by these agreements are reduced by the accretion of contract rights, which represents the related amortization recorded in connection with such agreements.
Gaming operations lease revenues accounted for under ASC 842 are generally short-term in nature with payment terms ranging from 30 to 90 days. We recognized $178.0 million, $201.9 million, and $197.9 million in lease revenues for the years ended December 31, 2024, 2023, and 2022, respectively.

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
Funds advanced revenues are primarily comprised of transaction fees assessed to gaming patrons in connection with credit card financial access and POS debit card financial access transactions. Such fees are primarily based on a combination of a fixed amount plus a percentage of the face amount of the credit card financial access or POS debit card financial access transaction amount. In connection with these types of transactions, we report certain direct costs incurred as reductions to revenues on a net basis, which generally include: (i) commission expenses payable to casino operators; (ii) interchange fees payable to the network associations; and (iii) processing and related costs payable to other third-party partners.
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
Lessee
We enter into operating lease agreements for real estate purposes that generally consist of buildings for office space and warehouses for manufacturing purposes. Certain of our lease agreements consist of rental payments that are periodically adjusted for inflation. Our lease agreements do not contain material residual value guarantees or material restrictive covenants. Our lease agreements do not generally provide explicit rates of interest; therefore, we use our incremental collateralized borrowing rate, which is based on a fully collateralized and fully amortizing loan with a maturity date the same as the length of the lease that is based on the information available at the commencement date to determine the present value of lease payments. Leases with an initial expected term of 12 months or less (short-term) are not accounted for on our Balance Sheets. As of December 31, 2024 and December 31, 2023, our finance leases were not material.

Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2024	At December 31, 2023
Assets
Operating lease ROU assets	Other assets, non-current	$24,299	$27,489
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$7,579	$7,079
Non-current operating lease liabilities	Other accrued expenses and liabilities	$22,472	$26,930
Supplemental cash flow information related to leases is as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid for:
Long-term operating leases	$8,908	$7,413	$6,885
Short-term operating leases	$2,318	$2,090	$1,660
ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$2,863	$17,690	$7,502
(1)  The amounts are presented net of current year terminations and exclude amortization for the period.
Other information related to lease terms and discount rates is as follows:

	At December 31, 2024	At December 31, 2023
Weighted average remaining lease term (in years):
Operating leases	6.41	6.71
Weighted average discount rate:
Operating leases	6.32%	6.08%
Components of lease expense are as follows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Operating lease cost:
Operating lease cost (1)	$7,813	$6,786	$6,008
Variable lease cost	$1,465	$1,461	$1,164
(1)  The amounts include approximately $6.0 million, $6.1 million and $4.8 million in non-cash lease expense attributable to amortization of ROU assets for the years ended December 31, 2024, 2023 and 2022, respectively.

Maturities of lease liabilities are summarized as follows as of December 31, 2024 (in thousands):

Year ending December 31,	Amount
2025	$9,219
2026	6,064
2027	3,938
2028	3,430
2029	2,580
Thereafter	12,185
Total future minimum lease payments	$37,416
Amount representing interest	7,365
Present value of future minimum lease payments	$30,051
Current operating lease obligations	7,579
Long-term lease obligations	$22,472
Lessor
We generate lease revenues primarily from our gaming operations activities, and the majority of our leases are month-to-month leases. Under these arrangements, we retain ownership of the electronic gaming machines (“EGMs”) installed at customer facilities. We receive recurring revenues based on a percentage of the net win per day generated by the leased gaming equipment or a fixed daily fee. Such revenues are generated daily and are limited to the lesser of the net win per day generated by the leased gaming equipment or the fixed daily fee and the lease payments that have been collected from the lessee. Certain of our leases have terms and conditions with options for a lessee to purchase the underlying assets. Refer to “Note 3 — Revenues” for further discussion of lease revenues. We did not have material sales transactions that qualified for sales-type lease accounting treatment during the years ended December 31, 2024 and December 31, 2023.
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At December 31, 2024	At December 31, 2023
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,902	$810

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

In connection with the Original Proposed Transaction, we incurred transaction costs of approximately $16.2 million during the year ended December 31, 2024, which are included within Operating Expenses of our Statements of Operations.

On July 26, 2024, the Company entered into definitive agreements with, among others, IGT and Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), whereby IGT Gaming and Everi will be simultaneously acquired by Buyer in an all-cash transaction (the “Proposed Transaction”). Following the closing of the Proposed Transaction, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Securities Exchange Act of 1934, as amended. Under the terms of the agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.1 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements. The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals and approval by Everi stockholders. In addition, on July 26, 2024, immediately prior to and in connection with the entry into the definitive agreements for the Proposed Transaction, each of the definitive agreements for the Original Proposed Transaction, including the Commitment Letter, was terminated by mutual consent of the respective parties thereto, effective immediately. There were no termination or other penalties surrounding the termination of such agreements.
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
In connection with the Proposed Transaction, we incurred transaction costs of approximately $6.4 million during the year ended December 31, 2024, and employee retention costs of approximately $12.3 million during the year ended December 31, 2024, which are included within Operating Expenses of our Statements of Operations.
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
During the second quarter of 2024, the contingent consideration performance period ended and we revised our final payment estimate. As a result, we recorded an adjustment of approximately $0.2 million to reduce the liability, which was included within Operating Expenses of our Statements of Operations. The acquisition did not have a significant impact on our results of operations or financial condition.
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
Venuetize, Inc.
On October 14, 2022 (the “Venuetize Closing Date”), the Company acquired certain strategic assets of Venuetize, Inc. (“Venuetize”), a privately owned innovator of mobile-first technologies that provide an advanced guest engagement and m-commerce platform for the sports, entertainment and hospitality industries. Under the terms of the asset purchase agreement, we paid the seller $18.2 million on the Venuetize Closing Date of the transaction, an immaterial amount twelve-months following the Venuetize Closing Date that was netted against a net working capital receivable of approximately $1.0 million and approximately $0.9 million based upon the achievement of certain revenue targets on the twenty-four month anniversary of the Venuetize Closing Date. We finalized our measurement period adjustments and recorded approximately $1.2 million primarily related to the net working capital receivable and deferred taxes during the fourth quarter of 2023. The acquisition did not have a significant impact on our results of operations or financial condition.
During the fourth quarter of 2024, we revised our estimate of contingent consideration to be paid on the thirty month anniversary of the Venuetize Closing Date based upon the achievement of certain revenue targets, which are no longer expected to be achieved. As a result, we recorded an adjustment of approximately $0.7 million to reduce the liability, which was included within Operating Expenses of our Statements of Operations. The acquisition did not have a significant impact on our results of operations or financial condition
VKGS LLC
On May 1, 2023 (the “Video King Closing Date”), the Company acquired certain strategic assets of VKGS LLC (“Video King”), a privately owned leading provider of integrated electronic bingo gaming tablets, video gaming content, instant win games and systems. Under the terms of the purchase agreement, we paid the seller approximately $61.0 million, inclusive of a net working capital payment on the Video King Closing Date. We also made an additional net working capital payment of $0.3 million post-closing, early in the third quarter of 2023. In addition, we paid the seller approximately $0.2 million related to an indemnity holdback post-closing, during the fourth quarter of 2024, which was scheduled for release on the eighteen-month anniversary of the Video King Closing Date. We finalized our measurement period adjustments and recorded an immaterial amount related to deferred taxes during the first quarter of 2024. The acquisition did not have a significant impact on our results of operations or financial condition.
Pro-forma financial information (unaudited)
The acquisition related to Video King occurred during fiscal 2023; therefore, it is included in our Financial Statements for the year ended December 31, 2024.
The unaudited pro forma financial data on a consolidated basis, including the historical operating results of the Company, assuming the Video King acquisition occurred on January 1, 2022, reflected revenue of approximately $817.0 million and $824.0 million and net income of approximately $83.0 million and $109.2 million for the years ended December 31, 2023 and 2022, respectively.
The acquisitions related to eCash, Intuicode and Venuetize occurred during fiscal 2022; therefore, each are included in our Financial Statements for the years ended December 31, 2024 and 2023.

The unaudited pro forma financial results on a consolidated basis, including the historical operating results of the Company, assuming the eCash, Intuicode and Venuetize acquisitions occurred on January 1, 2021, reflected revenue of approximately $797.6 million and net income of approximately $111.4 million for the year ended December 31, 2022.
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
6. FUNDING AGREEMENTS
Commercial Cash Arrangements
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These fund usage fees, reflected as interest expense within the Statements of Operations, were approximately $18.6 million, $20.4 million, and $9.3 million for the years ended December 31, 2024, 2023, and 2022, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.

Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected in our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balance of funds provided in connection with this arrangement were approximately $379.3 million and $388.5 million as of December 31, 2024 and 2023, respectively.
We are responsible for losses of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the years ended December 31, 2024, 2023, and 2022.
Site-Funded ATMs
We operate ATMs at certain gaming operators’ establishments where the gaming operator provides the cash required for the ATMs’ operational needs. We are required to reimburse the customer for the amount of cash dispensed from these site-funded ATMs. The site-funded ATM liability included within settlement liabilities in the accompanying Balance Sheets was approximately $309.8 million and $483.7 million as of December 31, 2024 and 2023, respectively.
Third-Party Funded ATMs
We enter into agreements with international customers for certain of our ATMs whereby we engage with third parties to provide the cash required to operate the ATMs. The amount of cash supplied by these third parties is included within settlement liabilities in the accompanying Balance Sheets. The outstanding balances in connection with these arrangements were immaterial at December 31, 2024 and 2023.
Pre-Funded Financial Access Agreements
Due to regulatory requirements in certain jurisdictions, some international gaming operators require pre-funding of cash to cover the outstanding settlement amounts in order for us to provide financial access services to their properties. We enter into agreements with these gaming operators for which we supply our financial access services to their properties. Under these agreements, we maintain sole discretion to either continue or cease operations as well as discretion over the amounts pre-funded to the properties and may request amounts to be refunded to us, with appropriate notice to the operator, at any time. The initial pre-funded amounts and subsequent amounts from the settlement of transactions are deposited into a bank account that is to be used exclusively for financial access services, and we maintain the right to monitor the transaction activity in that account. The total amount of pre-funded cash outstanding was approximately $3.6 million at December 31, 2024 and 2023, respectively, and is included in prepaid expenses and other current assets line on our Balance Sheets.

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
The balance of trade and other receivables consisted of the following (in thousands):

	At December 31,
	2024	2023
Trade and other receivables, net
Games trade and loans receivable	$61,298	$66,044
FinTech trade and loans receivable	27,288	26,550
Other receivables	5,598	4,474
Total trade and other receivables, net	94,184	97,068

Non-current portion of receivables
Games trade and loans receivable	2,461	480
FinTech trade and loans receivable	3,868	2,306
Total non-current portion of receivables	6,329	2,786

Total trade and other receivables, current portion	$87,855	$94,282
Allowance for Credit Losses
The activity in our allowance for credit losses for the years ended December 31, 2024 and 2023 is as follows (in thousands):

	At December 31,
	2024	2023
Beginning allowance for credit losses	$(5,210)	$(4,855)
Provision	(11,422)	(11,623)
Charge-offs and recoveries	10,976	11,268
Ending allowance for credit losses	$(5,656)	$(5,210)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. The inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At December 31,
	2024	2023
Inventory
Component parts, net of reserves of $6,693 and $3,144 at December 31, 2024 and December 31, 2023, respectively	$54,324	$59,632
Work-in-progress	918	1,147
Finished goods	12,579	9,845
Total inventory	$67,821	$70,624
During the year ended December 31, 2024, we identified certain component parts that were no longer expected to be utilized to manufacture, refurbish, or support certain of our end-of-life electronic gaming devices, as discussed in “Note 10 — Property and Equipment.” As a result, we increased our Games segment inventory reserves by approximately $3.5 million, of which $3.0 million was included within Gaming Operations Cost of Revenues and $0.5 million was included within Gaming Equipment and Systems Cost of Revenues of our Statements of Operations.
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
The balance of the current portion of prepaid expenses and other assets consisted of the following (in thousands):

	At December 31,
	2024	2023
Prepaid expenses and other current assets
Prepaid expenses	$26,052	$25,608
Contract assets(1)	16,961	13,651
Deposits	13,636	10,530
Restricted cash(2)	7,803	5,190
Other	3,662	2,578
Total prepaid expenses and other current assets	$68,114	$57,557
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
(2) Refer to “Note 2 — Basis of Presentation and Summary of Significant Accounting Policies” for discussion on the composition of the restricted cash balance.

The balance of the non-current portion of other assets consisted of the following (in thousands):

	At December 31,
	2024	2023
Other assets
Operating lease ROU assets	$24,299	$27,489
Contract assets(1)	18,603	12,984
Prepaid expenses and deposits	9,624	9,429
Debt issuance costs of revolving credit facility	609	993
Other	12,410	13,415
Total other assets	$65,545	$64,310
(1) Refer to “Note 3 — Revenues” for a discussion on the contract assets.
10. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At December 31, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$297,909	$201,141	$96,768	$308,438	$218,110	$90,328
Rental pool - undeployed	2-5	42,360	30,364	11,996	39,578	29,770	9,808
FinTech equipment	1-5	29,218	20,666	8,552	32,719	21,911	10,808
Leasehold and building improvements	Lease Term	16,630	3,597	13,033	19,271	4,887	14,384
Machinery, office, and other equipment	1-5	65,518	37,875	27,643	63,857	36,481	27,376
Total		$451,635	$293,643	$157,992	$463,863	$311,159	$152,704
Depreciation expense related to property and equipment totaled approximately $89.6 million, $78.7 million, and $66.8 million for the years ended December 31, 2024, 2023, and 2022, respectively.
During the third and fourth quarters of 2024, we determined that certain returned, end-of-life electronic gaming devices reflected in our Games segment were not likely to be re-deployed, primarily due to increased demand for our newer gaming devices, together with uncertainty in light of the Proposed Transaction discussed in “Note 5 — Business Combinations.” As a result, we shortened the remaining useful lives of these returned, end-of-life, electronic gaming devices and recorded additional depreciation expense of approximately $7.5 million, which was included within Depreciation Expense of our Statements of Operations.
11. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $736.5 million and $737.8 million at December 31, 2024 and 2023, respectively. We have the following reporting units: (i) Games; (ii) Financial Access Services; (iii) Kiosk Sales and Services; (iv) Central Credit Services; (v) Compliance Sales and Services; (vi) Loyalty Sales and Services; and (vii) Mobile Technologies.

In accordance with ASC 350 (“Intangibles—Goodwill and Other”), we test goodwill at the reporting unit level, which is identified as an operating segment or one level below, for impairment on an annual basis and between annual tests if events and circumstances indicate it is more likely than not that the fair value of a reporting unit is less than its carrying amount.

We test our goodwill for impairment on October 1 each year, or more frequently if events or changes in circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The annual impairment test is completed using either: a qualitative “Step Zero” assessment based on reviewing relevant events and circumstances or a quantitative “Step 1” assessment, which determines the fair value of the reporting unit, using both an income approach that discounts future cash flows based on the estimated future results of our reporting units and a market approach that compares market multiples of comparable companies to determine whether or not any impairment exists. To the extent the carrying amount of a reporting unit is less than its estimated fair value, an impairment charge is recorded.

In connection with our annual goodwill impairment testing process for 2024 and 2023, we utilized a Step 1 approach and determined that no impairment adjustments were necessary for each of our reporting units.
The changes in the carrying amount of goodwill are as follows (in thousands):

	Games	Financial Access Services	Kiosk Sales and Services	Central Credit Services	Compliance Sales and Services	Loyalty Sales and Services	Mobile Technologies	Total
Goodwill
Balance, December 31, 2022	$461,443	$157,049	$15,860	$17,127	$12,136	$41,395	$10,860	$715,870
Foreign currency translation	—	14	(819)	—	—	—	—	(805)
Acquisition related adjustments	22,932	—	2,925	—	—	—	(1,245)	24,612
Subsequent recognition of deferred tax assets	—	(1,873)	—	—	—	—	—	(1,873)
Balance, December 31, 2023	$484,375	$155,190	$17,966	$17,127	$12,136	$41,395	$9,615	$737,804
Foreign currency translation	(175)	(48)	(1,081)	—	—	—	—	(1,304)
Acquisition related adjustments	(30)	—	—	—	—	—	—	(30)
Balance, December 31, 2024	$484,170	$155,142	$16,885	$17,127	$12,136	$41,395	$9,615	$736,470

Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At December 31, 2024			At December 31, 2023
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$30,931	$26,890	$57,821	$21,592	$36,229
Customer relationships	3-14	337,236	276,218	61,018	337,829	255,972	81,857
Developed technology and software	1-7	499,104	371,695	127,409	453,453	340,286	113,167
Patents, trademarks, and other	2-18	24,726	23,128	1,598	24,783	21,898	2,885
Total		$918,887	$701,972	$216,915	$873,886	$639,748	$234,138
Amortization expense related to other intangible assets totaled approximately $64.3 million, $60.0 million, and $59.6 million for the years ended December 31, 2024, 2023, and 2022, respectively. We capitalized $56.9 million, $49.4 million, and $46.3 million of internally-developed software costs for the years ended December 31, 2024, 2023, and 2022, respectively.
Placement fees are allocated to intangible assets and are generally amortized over the term of the contract, which is recorded as a reduction of revenue generated from the facility. In the past we have, and in the future, we may, by mutual agreement, amend the agreements to reduce our floor space at these facilities.
We paid approximately $0.5 million in placement fees for the year ended December 31, 2022. There were no imputed interest amounts recorded in connection with the payments for the year ended December 31, 2022. There were no placement fees paid for the years ended December 31, 2024 and 2023, respectively.
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
There was no material impairment identified for any of our other intangible assets for the years ended December 31, 2024 and 2022, respectively.

The anticipated amortization expense related to other intangible assets, assuming no subsequent impairment of the underlying assets, is as follows (in thousands):

Anticipated amortization expense	Amount
2025	$65,203
2026	44,372
2027	15,232
2028	5,147
2029	4,239
Thereafter	14,004
Total (1)	$148,197
(1) For the year ended December 31, 2024, the Company had $68.7 million in other intangible assets that had not yet been placed into service.
12. ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following table presents our accounts payable and accrued expenses (amounts in thousands):

	At December 31,
	2024	2023
Accounts payable and accrued expenses
Customer commissions payable	81,676	74,376
Contract liabilities	60,922	51,395
Payroll and related expenses	19,643	14,367
Accounts payable - trade	13,870	30,261
Financial access processing and related expenses	10,401	8,670
Accrued interest	9,332	9,616
Operating lease liabilities	7,579	7,079
Accrued income taxes	3,972	6,367
Contingent consideration and acquisition-related liabilities (1)	2,397	5,623
Other	11,223	7,776

Total accounts payable and accrued expenses	$221,015	$215,530
(1) Refer to “Note 5 — Business Combinations” for discussion on contingent consideration and acquisition-related liabilities.

13. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At December 31,
	Date	Rate	2024	2023
Long-term debt
$600 million Term Loan	2028	SOFR+CSA+2.50%	$560,500	$586,500
$125 million Revolver	2026	SOFR+CSA+2.50%	—	—
Senior Secured Credit Facilities			560,500	586,500
$400 million 2021 Unsecured Notes	2029	5.00%	400,000	400,000
Total debt			960,500	986,500
Debt issuance costs and discount			(9,565)	(12,035)
Total debt after debt issuance costs and discount			950,935	974,465
Current portion of long-term debt			—	(6,000)
Total long-term debt, net of current portion			$950,935	$968,465
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
The Revolver is available for general corporate purposes, including permitted acquisitions, working capital and the issuance of letters of credit. Borrowings under the Revolver are subject to the satisfaction of customary conditions, including the absence of defaults and the accuracy of representations and warranties. Our Revolver remained fully undrawn as of December 31, 2024.
The Company is required to make periodic payments on the Term Loan in an amount equal to 0.25% per quarter of the initial aggregate principal, with the final principal repayment installment on the maturity date. Interest is due in arrears on each interest payment date applicable thereto and at such other times as may be specified in the Credit Agreement. As to any loan other than a base rate loan, the interest payment dates shall be the last day of each interest period applicable to such loan and the maturity date (provided, however, that if any interest period for a SOFR loan exceeds three months, the respective dates that fall every three months after the beginning of such interest period shall also be interest payment dates). As to any base rate loan, the interest payment dates shall be last business day of each of March, June, September and December and the maturity date. During the fourth quarter of fiscal year 2024, the Company paid $20.0 million, which satisfied all required periodic principal payments through maturity with the exception of a partial quarterly payment due in 2028.
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
The weighted average interest rate on the Term Loan was 7.78% for the year ended December 31, 2024.
Senior Unsecured Notes
Our Senior Unsecured Notes (the “2021 Unsecured Notes”) due 2029 had an outstanding balance of $400 million as of December 31, 2024, for which interest accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2021 Unsecured Notes as of December 31, 2024.
Principal Repayments
The maturities of our borrowings at December 31, 2024 are as follows (in thousands):

Amount
Maturities of borrowings
2025	$—
2026	—
2027	—
2028	560,500
2029	400,000
Thereafter	—
Total	$960,500

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
We did not have any new material legal matters that were accrued as of December 31, 2024.
NRT matter:
NRT Technology Corp., et al. v. Everi Holdings Inc., et al. is a civil action filed on April 30, 2019 against Everi Holdings and Everi FinTech in the United States District Court for the District of Delaware by NRT Technology Corp. and NRT Technology, Inc., alleging monopolization of the market for unmanned, integrated kiosks in violation of federal antitrust laws, fraudulent procurement of patents on functionality related to such unmanned, integrated kiosks and sham litigation related to prior litigation brought by Everi FinTech (operating as Global Cash Access Inc.) against the plaintiff entities. The plaintiffs are seeking compensatory damages, treble damages, and injunctive and declaratory relief. Discovery is closed. This case is currently on the court’s October 6, 2025, trial calendar. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
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
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases,” installment payments under our asset purchase agreements discussed in “Note 5 — Business Combinations,” and debt obligations discussed in “Note 13 — Long-Term Debt.”

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
No shares were repurchased during the year ended December 31, 2024. There were approximately 7.5 million and 5.0 million shares repurchased at an average price of $13.40 and $16.93 per share for an aggregate amount of $100.0 million and $84.3 million during the years ended December 31, 2023 and 2022, respectively.
Preferred Stock. Our amended and restated certificate of incorporation, as amended, allows our Board of Directors, without further action by stockholders, to issue up to 50,000,000 shares of preferred stock in one or more series and to fix the designations, powers, preferences, privileges and relative participating, optional, or special rights as well as the qualifications, limitations or restrictions of the preferred stock, including dividend rights, conversion rights, voting rights, terms of redemption and liquidation preferences. As of December 31, 2024 and 2023, we had no shares of preferred stock outstanding.
Common Stock. Subject to the preferences that may apply to shares of preferred stock that may be outstanding at the time, the holders of outstanding shares of common stock are entitled to receive dividends out of assets legally available at the times and in the amounts as our Board of Directors may from time to time determine. All dividends are non-cumulative. In the event of the liquidation, dissolution or winding up of Everi, the holders of common stock are entitled to share ratably in all assets remaining after the payment of liabilities, subject to the prior distribution rights of preferred stock, if any, then outstanding. Each stockholder is entitled to one vote for each share of common stock held on all matters submitted to a vote of stockholders. Cumulative voting for the election of directors is not provided for. The common stock is not entitled to preemptive rights and is not subject to conversion or redemption. There are no sinking fund provisions applicable to the common stock. Each outstanding share of common stock is fully paid and non-assessable. As of December 31, 2024 and 2023, we had 125,853,023 and 123,178,882 shares of common stock issued, respectively.
Treasury Stock. In addition to open market purchases of common stock authorized under the Share Repurchase Program, employees may direct us to withhold vested shares of restricted stock to satisfy the maximum statutory withholding requirements applicable to their restricted stock vesting. We repurchased or withheld from restricted stock awards an immaterial amount of shares of common stock for the year ended December 31, 2024 and 0.6 million shares of common stock at an aggregate purchase price of approximately $9.2 million for the year ended December 31, 2023, to satisfy the maximum applicable tax withholding obligations related to the vesting of such restricted stock awards.

16. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	At December 31,
	2024	2023	2022
Weighted average shares
Weighted average number of common shares outstanding — basic	85,023	87,176	90,494
Potential dilution from equity awards (1)	3,128	4,809	7,013
Weighted average number of common shares outstanding — diluted (1)	88,151	91,985	97,507
(1) There were 0.4 million and 0.3 million shares that were anti-dilutive under the treasury stock method for the years ended December 31, 2024 and 2023, respectively. There were an immaterial amount of shares that were anti-dilutive under the treasury stock method for the year ended December 31, 2022.
17. SHARE-BASED COMPENSATION
Equity Incentive Awards
Our 2014 Equity Incentive Plan (as amended and restated effective May 22, 2024, the “Equity Incentive Plan”) is used to attract and retain key personnel, to provide additional incentives to employees, directors, and consultants, and to promote the success of our business. Our Equity Incentive Plan is administered by the Compensation Committee of our Board of Directors, which has the authority to select individuals who are to receive equity incentive awards and to specify the terms and conditions of grants of such awards, including, but not limited to the vesting provisions and exercise prices, as applicable.
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.

A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2023	4,804	2,464
Granted	109	1,473
Exercised options or vested shares	(1,746)	(928)
Canceled or forfeited	(195)	(207)
Outstanding, December 31, 2024	2,972	2,802
There are approximately 4.5 million awards of our common stock available for future equity grants under our existing equity incentive plan.

Stock Options
The fair value of our standard time-based options was determined as of the date of grant using the Black-Scholes option pricing model. The assumptions used included a 4.7%, 3.5% and 2.9% risk-free interest rate, an expected life of 4.9 years, 5.1 years and 4.9 years, historical volatility of 58.7%, 55.4% and 55.7%, and no expected dividend yield for options granted for the years ended December 31, 2024, 2023 and 2022, respectively.
Our time-based stock options granted under our equity plans generally vest at a rate of either 33% or 25% per year on each of the first three or four anniversaries of the grant dates and expire after a ten-year period.
The following table presents the options activity:

	Number of Options (in thousands)	Weighted Average Exercise Price (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	4,804	$4.28	2.6	$34,350
Granted	109	8.04
Exercised	(1,746)	4.67
Canceled or forfeited	(195)	6.75
Outstanding, December 31, 2024	2,972	4.03	2.3	28,538
Vested and expected to vest after, December 31, 2024	2,959	4.01	2.3	28,488
Exercisable, December 31, 2024	2,786	$3.54	1.9	$27,980
The following table presents the options outstanding and exercisable by price range:

		Options Outstanding			Options Exercisable
		Number Outstanding	Weighted Average Remaining Contract Life	Weighted Average Exercise	Number Exercisable	Weighted Average Exercise
Range of Exercise Prices		(in thousands)	(Years)	Prices	(in thousands)	Price
$1.46	$2.78	1,035	1.3	$2.05	1,035	$2.05
3.29	3.29	1,448	2.2	3.29	1,448	3.29
6.30	8.32	327	3.3	7.75	224	7.62
15.12	15.12	90	8.3	15.12	30	15.12
16.69	16.69	72	7.4	16.69	49	16.69
		2,972			2,786
The total intrinsic value of options exercised was $11.2 million, $18.3 million, and $4.9 million for the years ended December 31, 2024, 2023, and 2022, respectively.
The unrecognized non-cash compensation expense related to options expected to vest as of December 31, 2024 was $0.7 million which is expected to be recognized on a straight-line basis over a weighted average period of 1.8 years. The unrecognized non-cash compensation expense related to options expected to vest as of December 31, 2023 and 2022 was not material.
We recorded approximately $0.5 million, $0.4 million and $0.1 million in non-cash compensation expense, which was included within Operating Expenses of our Statements of Operations, related to options granted that were expected to vest as of December 31, 2024, 2023 and 2022, respectively. We received approximately $8.2 million, $14.0 million and $1.9 million in proceeds from the exercise of options during 2024, 2023 and 2022, respectively.

Restricted Stock Units
The fair value of our restricted stock units awarded is based on the closing stock price of our common stock at the date of grant, except for certain awards with a share-based payment arrangements priced in relation to similar indexed securities. Awards with share-based payment arrangements priced in relation to similar indexed securities fair values were determined using a lattice model. The assumptions used include a risk-free interest rate of 4.8% and 3.7%, a useful life term of 2.7 years, historical volatility of 43.6% and 48.4%, and no expected dividend yield for those certain awards with a share-based payment arrangement priced in relation to similar indexed securities granted for the years ended December 31, 2024 and 2023, respectively. There were no awards with a share-based payment arrangements priced in relation to similar indexed securities for the year ended December 31, 2022.
Time-based Awards
The time-based restricted stock units (“RSUs”) granted to executives and the employee base, during 2024, 2023 and 2022, generally vest at a rate of either 33% per year on each of the first three anniversaries of the dates of grant, or 100% on the anniversary of grant date ending after either 1 year, 2 years or 3 years.
The RSUs granted to independent members of our Board of Directors, during 2024, 2023 and 2022, vest on the one-year anniversary of the date of grant and settle on the earliest of the following events: (i) ten-year anniversary of the date of grant; (ii) death; (iii) the occurrence of a Change in Control (as defined in the Equity Incentive Plan), subject to qualifying conditions; or (iv) the date that is six months following the separation from service, subject to qualifying conditions.
Performance-based Awards
The performance-based restricted stock units (“PSUs”) granted during 2024 will be evaluated by the Compensation Committee of our Board of Directors after a performance period, beginning on the date of grant through December 31, 2026, based on the Company’s total stockholder return ranking over the performance period in comparison to the Russel 3000 Index. To the extent the performance criteria of the metrics are approved, the eligible awards will become vested on the third anniversary of the date of grant. We record stock-based compensation expense over the required service period based on the amount of shares expected to vest pursuant to the achievement measures associated with the performance award.
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
The performance-based restricted stock units (“PSUs”) granted during 2022 have been evaluated by the Compensation Committee of our Board of Directors for the performance period, beginning on the date of grant through December 31, 2024, based on certain revenue and adjusted operating cash flow growth rate metrics, with achievement of each measure to be determined independently of one another. In light of the metrics not being met during the performance period, the Board of Directors determined that none of the PSUs granted in 2022 are eligible to become vested on the third anniversary of the date of grant.

The following table presents our RSU and PSU awards activity:

	Shares Outstanding (in thousands)	Weighted Average Grant Date Fair Value (per Share)	Weighted Average Life Remaining (Years)	Aggregate Intrinsic Value (in thousands)
Outstanding, December 31, 2023	2,464	$15.88	1.2	$27,747
Granted	1,473	8.71
Vested	(928)	17.24
Forfeited	(207)	12.54
Outstanding, December 31, 2024	2,802	12.15	1.2	37,861
Expected to vest after, December 31, 2024	2,297	$12.33	1.1	$31,037
There was approximately $13.6 million in unrecognized compensation expense related to the awards expected to vest as of December 31, 2024. This cost is expected to be recognized on a straight-line basis over a weighted average period of 1.5 years. We recorded approximately $10.2 million in non-cash compensation expense, which was included within Operating Expenses of our Statements of Operations, related to these awards for the year ended December 31, 2024.
There were approximately 1.6 million and 1.3 million shares of these awards granted for the years ended December 31, 2023 and 2022, respectively. The weighted average grant date fair value per share of these awards granted was $13.34 and $16.08 for the years ended December 31, 2023 and 2022, respectively. There were 1.7 million and 2.1 million RSU awards that vested during the years ended December 31, 2023 and 2022, respectively. There was approximately $20.0 million and $20.1 million unrecognized compensation expense related to these awards expected to vest as of December 31, 2023 and 2022, respectively. This cost was expected to be recognized on a straight-line basis over a weighted average period of 1.5 years and 1.2 years, respectively. We recorded approximately $18.3 million and $19.7 million in non-cash compensation expense, which was included within Operating Expenses of our Statements of Operations, related to RSU awards for the years ended December 31, 2023 and 2022, respectively.

18. INCOME TAXES
Provision (Benefit) for Income Taxes
The following presents consolidated income (loss) before tax for domestic and foreign operations (in thousands):

	Year Ended December 31,
	2024	2023	2022
Consolidated income (loss) before tax
Domestic	$18,735	$104,798	$157,510
Foreign	(2,838)	(3,207)	90
Total	$15,897	$101,591	$157,600
The income tax provision (benefit) attributable to the income (loss) before tax consists of the following components (in thousands):

	Year Ended December 31,
	2024	2023	2022
Income tax (benefit) provision
Domestic	$(431)	$17,760	$36,440
Foreign	1,312	(166)	671
Total income tax provision (benefit)	$881	$17,594	$37,111
Income tax provision (benefit)
Current	$12,064	$8,634	$4,446
Deferred	(11,183)	8,960	32,665
Total income tax provision (benefit)	$881	$17,594	$37,111
Effective Tax Rate
A reconciliation of the federal statutory rate and the effective income tax rate is as follows:

	Year Ended December 31,
	2024	2023	2022
Income tax reconciliation
Federal statutory rate	21.0%	21.0%	21.0%
Foreign provision	(3.4)%	(0.4)%	(0.1)%
State/province income tax	9.1%	3.3%	3.3%
Compensation deduction limitations	4.4%	2.1%	2.9%
Stock-based compensation expense	(7.1)%	(4.5)%	(2.5)%
Adjustments to carrying values	(7.5)%	1.9%	0.3%
Research and development credit(1)	(25.4)%	(6.7)%	(2.2)%
Valuation allowance(2)	11.7%	1.1%	—%
Global intangible low-taxed income(3)	—%	—%	0.4%
Non-deductible expenses - other	1.3%	0.2%	—%
Other	1.4%	(0.7)%	0.4%
Effective tax rate	5.5%	17.3%	23.5%
(1) Benefit from the generation of research and development credits.
(2) Increase in the valuation allowance due to additional losses in Australia.
(3) The Company had no Global Intangible Low-Taxed Income inclusion in 2024 due to the high tax exception in certain of the foreign jurisdictions and losses in other locations.

Deferred Income Taxes
The major tax-effected components of the deferred tax assets and liabilities are as follows (in thousands):

	At December 31,
	2024	2023	2022
Deferred income tax assets related to:
Net operating losses	$4,645	$5,171	$27,901
Tax credits	771	17,570	18,467
Capitalized research expenditures(1)	38,760	27,534	15,705
Accrued and prepaid expenses	10,049	9,989	10,481
Stock compensation expense	4,246	5,427	6,041
Accounts receivable allowances	1,492	1,293	1,204
Other	8,123	1,798	1,841
Valuation allowance	(3,575)	(1,818)	(739)
Total deferred income tax assets	$64,511	$66,964	$80,901
Deferred income tax liabilities related to:
Other intangible assets	$41,422	$49,234	$57,487
Property and equipment	19,939	24,755	23,352
Other	5,113	6,139	4,472
Total deferred income tax liabilities	$66,474	$80,128	$85,311
Deferred income taxes, net	$(1,963)	$(13,164)	$(4,410)
(1) As required by the 2017 Tax Cuts and Jobs Act, effective January 1, 2022, our research and development expenditures were capitalized and amortized, which resulted in higher taxable income for 2022, 2023, and 2024 with an equal amount of deferred tax benefit.
Net Operating Losses (“NOLs”) and Tax Credits Carry-forwards
We had no accumulated federal NOLs as of December 31, 2024.
We had tax effected state NOL carry-forwards of approximately $2.5 million as of December 31, 2024, which will expire between 2025 and 2044. The determination and utilization of these state NOL carry-forwards are dependent upon apportionment percentages and other respective state laws, which may change from year to year.
We had tax effected Australia NOL carry-forwards of approximately $2.2 million as of December 31, 2024, which can be carried forward indefinitely. As of December 31, 2024, there is a full valuation allowance on our Australia net deferred tax assets as we do not believe these assets are more-likely-than-not to be realized.
We had approximately $5.4 million, tax effected, of federal research and development credit carry-forwards as of December 31, 2024. The research and development credits are limited to a 20-year carry-forward period and will expire starting in 2043. We also had approximately $0.5 million, tax effected, of federal solar tax credit carry-forward as of December 31, 2024. The solar tax credit is limited to a 22-year carry-forward period and will expire in 2045, at which time, one-half of any unused credit can be deducted.
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
The following is a tabular reconciliation of the total amounts of deferred tax asset valuation allowance (in thousands):

	At December 31,
	2024	2023	2022
Balance at beginning of period	$1,818	$739	$804
Valuation allowance - (reversal) charge	1,757	1,079	(65)
Balance at end of period	$3,575	$1,818	$739
Unrecognized Tax Positions
The following is a tabular reconciliation of the total amounts of unrecognized tax benefits (in thousands):

	At December 31,
	2024	2023	2022
Unrecognized tax benefit
Unrecognized tax benefit at beginning of period	$4,537	$2,566	$2,151
Gross increases — tax positions in prior period	71	1,189	415
Gross increases — tax positions in current period	624	782	—
Unrecognized tax benefit at end of period	$5,232	$4,537	$2,566
We analyzed filing positions in the federal, state, and foreign jurisdictions in which we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of December 31, 2024, we recorded approximately $5.2 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months. The Company has not accrued any penalties and interest for its unrecognized tax benefits. Other than the unrecognized tax benefit recorded, we believe that our income tax filing positions and deductions will be sustained upon audit, and we do not anticipate other adjustments that will result in a material change to our financial position. We may, from time to time, be assessed interest or penalties by tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. Our policy for recording interest and penalties associated with audits and unrecognized tax benefits is to record such items as a component of income tax in our Statements of Operations.
Foreign Operations
We had unrepatriated foreign earnings of approximately $22.4 million as of December 31, 2024. These earnings are considered permanently reinvested, as it is management’s intention to reinvest these foreign earnings in foreign operations. We project sufficient cash flow, or borrowings available under our Senior Secured Credit Facilities in the U.S.; therefore, we do not need to repatriate our remaining foreign earnings to finance U.S. operations at this time. Due to the 2017 Tax Act, there is no U.S. federal tax on cash repatriation from foreign subsidiaries, however, it could be subject to foreign withholding and other taxes.
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
The following tables present segment information (in thousands):

	For the Year Ended December 31,
	2024	2023	2022
Games
Revenue
Gaming operations(1)	$277,460	$304,132	$292,873
Gaming equipment and systems	101,461	125,022	143,553
Total revenues	378,921	429,154	436,426
Costs and expenses
Cost of revenues (2)
Gaming operations	41,923	35,205	25,153
Gaming equipment and systems	59,260	72,191	86,638
Total cost of revenues(3)	101,183	107,396	111,791
Operating expenses(4)(5)(6)(7)(8)(9)(10)(11)(12)	112,780	103,666	76,496
Research and development	49,360	44,365	40,353
Depreciation	78,837	68,833	57,106
Amortization	47,954	44,201	43,044
Total costs and expenses	390,114	368,461	328,790
Operating (loss) income	$(11,193)	$60,693	$107,636
(1)Includes the accretion of contract rights of approximately $9.3 million for the years ended December 31, 2024 and 2023, respectively, and $9.6 million for the year ended December 31, 2022.
(2)Excludes depreciation and amortization.
(3)Includes approximately $3.5 million of additional inventory reserves, of which $3.0 million was included within Gaming Operations Cost of Revenues and $0.5 million was included within Gaming Equipment and Systems Cost of Revenues, for year ended December 31, 2024.
(4)Includes approximately $3.1 million of transaction costs related to the Proposed Transaction for the year ended December 31, 2024.
(5)Includes approximately $15.8 million and $2.0 million of transaction costs related to the Original Proposed Transaction for the years ended December 31, 2024 and 2023, respectively.
(6)Includes approximately $6.3 million of employee retention costs for the Proposed Transaction for the year ended December 31, 2024.
(7)Includes approximately $2.1 million and $1.0 million of severance costs related to the realignment of certain employee functions within the Games business for the years ended December 31, 2024 and 2023, respectively.
(8)Includes approximately $7.5 million of depreciation charges for certain end-of-life electronic gaming devices returned from our install base for the year ended December 31, 2024.
(9)Includes approximately $3.8 million of accrued charges for the decline in expected utility of certain firm purchase commitments for the year ended December 31, 2024.

(10)Includes approximately $0.4 million in other professional fees and expenses primarily associated with litigation and other non-recurring legal matters for the year ended December 31, 2024, approximately $1.2 million and $0.6 million for other legal fees and other professional expenses associated with the Video King asset acquisition, respectively, for the year ended December 31, 2023 and $0.1 million for legal fees associated with the acquisitions completed during the year ended December 31, 2022.
(11)Includes approximately $4.8 million and $0.7 million of office and warehouse consolidation expenses for the years ended December 31, 2023 and 2022, respectively.
(12)Includes approximately $0.2 million in litigation recovery for the year ended December 31, 2022.
* Rounding may cause variances.

	For the Year Ended December 31,
	2024	2023	2022
FinTech
Revenues
Financial access services	$228,702	$225,054	$206,860
Software and other	104,120	99,490	80,232
Hardware	46,160	54,123	59,001
Total revenues	378,982	378,667	346,093
Costs and expenses
Cost of revenues (1)
Financial access services	10,516	11,064	10,186
Software and other	13,562	6,159	4,125
Hardware	32,570	36,621	39,220
Total cost of revenues	56,648	53,844	53,531
Operating expenses(2)(3)(4)(5)(6)(7)(8)	166,839	157,265	140,463
Research and development	27,952	23,268	20,174
Depreciation	10,799	9,858	9,695
Amortization	16,366	15,841	16,514
Total costs and expenses	278,604	260,076	240,377
Operating income	$100,378	$118,591	$105,716
(1)Excludes depreciation and amortization.
(2)Includes approximately $3.3 million of transaction costs related to the Proposed Transaction for the year ended December 31, 2024.
(3)Includes approximately $0.4 million of transaction costs related to the Original Proposed Transaction for the years ended December 31, 2024 and 2023, respectively.
(4)Includes approximately $6.0 million of employee retention costs for the Proposed Transaction for the year ended December 31, 2024.
(5)Includes approximately $0.2 million and $1.0 million of severance costs related to the realignment of certain employee functions within the FinTech business for the years ended December 31, 2024 and 2023, respectively.
(6)Includes approximately $0.7 million in other professional fees and expenses primarily associated with litigation and other non-recurring legal matters for the year ended December 31, 2024. We recorded a benefit of approximately $0.5 million and $0.2 million against other legal fees and expenses associated with insurance recoveries from litigation matters for the years ended December 31, 2024 and 2023, respectively, and $0.1 million of legal fees for debt amendment costs for the year ended December 31, 2023.

(7)Includes approximately $0.1 million of office and warehouse consolidation expenses for the year ended December 31, 2023.
(8)Includes approximately $4.5 million in legal fees and expenses primarily associated with litigation and other non-recurring items, including the stock purchase agreement of eCash and the acquisition of certain strategic assets of Venuetize for the year ended December 31, 2022.
* Rounding may cause variances.

	For the Year Ended December 31,
	2024	2023	2022
Total Games and FinTech
Total revenues	$757,903	$807,821	$782,519
Costs and expenses
Cost of revenues (1)	157,831	161,240	165,322
Operating expenses	279,619	260,931	216,959
Research and development	77,312	67,633	60,527
Depreciation	89,636	78,691	66,801
Amortization	64,320	60,042	59,558
Total costs and expenses	668,718	628,537	569,167
Operating income	$89,185	$179,284	$213,352
(1) Exclusive of depreciation and amortization.
The following tables present revenue, significant expense and measure of profit or loss segment information (in thousands):

	For the Year Ended December 31, 2024
	Games	FinTech	Total
Revenues	$378,921	$378,982	$757,903
Less:(1)
Cost of revenues(2)	101,183	56,648	157,831
Payroll and related expense(3)	83,855	126,460	210,315
Software license expense	16,251	16,352	32,603
Occupancy and related expense	14,178	10,601	24,779
Inventory and related expense	10,537	13,060	23,597
Legal and related expense	14,316	6,928	21,244
Accounting, taxes and consulting expense	11,868	7,865	19,733
Stock-based compensation expense	5,010	5,692	10,702
Travel expense	2,241	5,538	7,779
Marketing expense	2,549	1,461	4,010
Depreciation	78,837	10,799	89,636
Amortization	47,954	16,366	64,320
Other segment items(4)	1,335	834	2,169
Segment operating (loss) income	$(11,193)	$100,378	$89,185

Interest expense, net of interest income			73,288
Income before income tax			$15,897
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.

(2) Exclusive of depreciation and amortization.
(3) The payroll and related expense does not include amounts capitalized on the balance sheet or included within cost of revenues.
(4) Other segment items for each segment includes:
(i)Games - Other miscellaneous expenses.
(ii)FinTech - Other miscellaneous expenses.

	For the Year Ended December 31, 2023
	Games	FinTech	Total
Revenues	$429,154	$378,667	$807,821
Less:(1)
Cost of revenues(2)	107,396	53,844	161,240
Payroll and related expense(3)	73,312	115,918	189,230
Inventory and related expense	20,274	12,802	33,076
Software license expense	13,037	13,837	26,874
Occupancy and related expense	14,180	9,810	23,990
Stock-based compensation expense	9,505	9,206	18,711
Accounting, taxes and consulting expense	8,090	7,376	15,466
Travel expense	2,438	6,103	8,541
Legal and related expense	3,203	3,459	6,662
Marketing expense	2,508	1,565	4,073
Depreciation	68,833	9,858	78,691
Amortization	44,201	15,841	60,042
Other segment items(4)	1,484	457	1,941
Segment operating income	$60,693	$118,591	$179,284

Interest expense, net of interest income			77,693
Income before income tax			$101,591
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Exclusive of depreciation and amortization.
(3) The payroll and related expense does not include amounts capitalized on the balance sheet or included within cost of revenues.
(4) Other segment items for each segment includes:
(i)Games - Other miscellaneous expenses.
(ii)FinTech - Other miscellaneous expenses.

	For the Year Ended December 31, 2022
	Games	FinTech	Total
Revenues	$436,426	$346,093	$782,519
Less:(1)
Cost of revenues(2)	111,791	53,531	165,322
Payroll and related expense(3)	66,211	96,158	162,369
Software license expense	9,706	10,414	20,120
Occupancy and related expense	11,694	8,254	19,948
Stock-based compensation expense	10,178	9,611	19,789
Inventory and related expense	4,777	11,822	16,599
Accounting, taxes and consulting expense	6,873	7,730	14,603
Legal and related expense	2,138	9,301	11,439
Travel expense	1,860	4,801	6,661
Marketing expense	2,180	1,402	3,582
Depreciation	57,106	9,695	66,801
Amortization	43,044	16,514	59,558
Other segment items(4)	1,232	1,144	2,376
Segment operating income	$107,636	$105,716	$213,352

Interest expense, net of interest income			55,752
Income before income tax			$157,600
(1) The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
(2) Exclusive of depreciation and amortization.
(3) The payroll and related expense does not include amounts capitalized on the balance sheet or included within cost of revenues.
(4) Other segment items for each segment includes:
(i)Games - Other miscellaneous expenses.
(ii)FinTech - Other miscellaneous expenses.
Measurement and Uses of Reported Segment Profit or Loss
The accounting policies of our segments are the same as those described in the summary of significant accounting policies. The CODM evaluates the performance of our operating segments based on segment operating income or loss.
The CODM makes use of segment operating income or loss predominantly in the annual budget and forecasting process when making decisions about allocating capital and personnel to our segments.

The following table presents segment information (in thousands):

	At December 31,
	2024	2023
Total assets
Games	$925,861	$931,322
FinTech	996,048	1,192,548
Total assets	$1,921,909	$2,123,870
For the year ended December 31, 2024, cash paid for capital expenditures totaled $156.4 million, of which $124.8 million and $31.6 million was related to our Games and FinTech businesses, respectively. For the year ended December 31, 2023, cash paid for capital expenditures totaled $145.1 million, of which $117.0 million and $28.1 million, was related to our Games and FinTech businesses, respectively.
Major customers. For the years ended December 31, 2024, 2023, and 2022, no single customer accounted for more than 10% of our revenues.
20. SUBSEQUENT EVENTS
As of the date of the filing of our consolidated financial statements, we had not identified, and were not aware of, any material subsequent events that occurred for the year ended December 31, 2024.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
None.
Item 9A.  Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2024. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report on Form 10-K, the Company’s disclosure controls and procedures are effective such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Management’s Report on Internal Control over Financial Reporting
The Company’s management, including its Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles (“GAAP”). Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, controls may become inadequate because of changes in conditions, or the degree of compliance with policies or procedures may deteriorate. Management assessed the effectiveness of internal control over financial reporting as of December 31, 2024, utilizing the criteria described in the “Internal Control — Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Management’s assessment included evaluation of elements such as the design and operating effectiveness of key financial reporting controls, process documentation, accounting policies, and our overall control environment. Based on this assessment, management has concluded that our internal control over financial reporting was effective at a reasonable assurance level as of December 31, 2024.
Our independent registered public accounting firm, PricewaterhouseCoopers, LLP, independently assessed the effectiveness of the Company’s internal control over financial reporting, as stated in the firm’s attestation report.
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B.  Other Information.
(a) None.
(b) Todd A. Valli, Senior Vice President, Corporate Finance and Tax & Chief Accounting Officer, on December 9, 2024 entered into a Rule 10b5-1 trading arrangement intended to satisfy Rule 10b5-1(c) to purchase and sell 30,000 shares of Company common stock between March 10, 2025 and April 22, 2025, subject to certain limit orders, all of which shares were to be acquired upon the exercise of employee stock option awards that were set to expire on April 22, 2025.
There were no other Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended December 31, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
Not applicable.

PART III
Item 10.  Directors, Executive Officers and Corporate Governance.
The information regarding our directors, executive officers, and certain corporate governance related matters including our Code of Business Conduct, Standards and Ethics is contained under the headings “Proposal 1,” “Executive Officers,” and “Board and Corporate Governance Matters,” “Insider Trading Policy,” and to the extent applicable, “Delinquent Section 16(a) Reports” in the Company’s definitive proxy statement to be filed with the SEC in connection with our 2025 annual meeting of stockholders (the “2025 Proxy Statement”) is incorporated herein by reference.
Item 11.  Executive Compensation.
The information regarding director compensation and executive officer compensation contained under the headings “Board and Corporate Governance Matters — Compensation Committee Interlocks and Insider Participation,” “Board and Corporate Governance Matters — Director Compensation,” “Executive Compensation,” “Pay Ratio,” and “Pay Versus Performance” in the 2025 Proxy Statement is incorporated herein by reference.
Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information regarding share ownership contained under the headings “Equity Compensation Plan Information” and “Security Ownership of Certain Beneficial Owners and Management” in the 2025 Proxy Statement is incorporated herein by reference.
Item 13.  Certain Relationships and Related Transactions, and Director Independence.
The information regarding director independence and related party transactions under the headings “Board and Corporate Governance Matters — Director Independence” and “Certain Relationships and Related Transactions — Transactions with Related Persons,” respectively, in the 2025 Proxy Statement is incorporated herein by reference.
Item 14.  Principal Accountant Fees and Services.
The information regarding audit fees, audit-related fees, tax fees, all other fees, and the Audit Committee’s policies and procedures on pre-approval of audit and permissible non-audit services of independent auditors contained under the heading “Ratification of the Appointment of Independent Registered Public Accounting Firm” in the 2025 Proxy Statement is incorporated herein by reference.

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

+#2.1
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

Exhibit Number	Exhibit Description
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

*4.4	Description of Securities

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

Exhibit Number	Exhibit Description
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

†10.24	Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.1 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

†10.25	Amendment to the Everi Holdings 2012 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to Everi Holdings’ Current Report on Form S-8 filed with the SEC on March 16, 2015).

Exhibit Number	Exhibit Description
†10.26	Form of Stock Option Agreement under the 2012 Equity Incentive Plan (incorporated by reference to Exhibit 10.13 to Everi Holdings’ Current Report on Form 8-K filed with the SEC on May 10, 2016).

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

†10.67	Executive Chairman Agreement with Michael D. Rumbolz (effective April 1, 2022) (incorporated by reference to Exhibit 10.68 of Everi Holdings’ Annual Report on Form 10-K filed on March 1, 2022).

†10.68	Employment Agreement with Randy L. Taylor (effective April 1, 2022) (incorporated by reference to Exhibit 10.69 of Everi Holdings’ Annual Report on Form 10-K filed on March 1, 2022).

10.69
Fourth Amendment to the Sponsorship Agreement (effective February 1, 2022) between Prosperity Bank, successor by merger to American State Bank, and Everi FinTech (incorporated by reference to Exhibit 10.70 of Everi Holdings' Annual Report on Form 10-K filed on March 1, 2023).

Exhibit Number	Exhibit Description
†10.70
Executive Chair Agreement with Michael D. Rumbolz (effective April 1, 2023) (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on April 3, 2023).

10.71
First Amendment to Credit Agreement, dated June 23, 2023, among Everi Holdings Inc., as borrower, and Jefferies Finance LLC, as administrative agent (incorporated by reference to Exhibit 10.1 of Everi Holdings’ Current Report on Form 8-K filed with the SEC on June 29, 2023).

†10.72
Everi Holdings Inc. Amended and Restated 2014 Equity Incentive Plan dated May 22, 2024 (incorporated by reference to Exhibit 10.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on May 23, 2024).

+#10.73
Separation and Sale Agreement, dated as of July 26, 2024, by and among International Game Technology PLC, Ignite Rotate LLC, Everi Holdings Inc., and Voyager Parent, LLC. (incorporated by reference to Exhibit 10.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on July 26, 2024).

+#10.74
Support Agreement, dated as of July 26, 2024, by and among International Game Technology PLC, Ignite Rotate LLC, Everi Holdings Inc., De Agostini S.p.A., and Voyager Parent, LLC. (incorporated by reference to Exhibit 10.2 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on July 26, 2024).

16.1	Letter to Securities and Exchange Commission from BDO USA, LLP, dated March 9, 2023 (incorporated by reference to Exhibit 16.1 of Everi Holdings’ Current Report on Form 8-K (filed on March 9, 2023).

16.2
Letter to Securities and Exchange Commission from Ernst & Young, LLP, dated May 31, 2024 (incorporated by reference to Exhibit 16.1 of Everi Holdings’ Current Report on Form 8-K (filed on May 31, 2024).

*19.1	Insider Trading Policy

*21.1	Subsidiaries of Everi Holdings Inc.

*23.1	Consent of PricewaterhouseCoopers, LLP

*23.2	Consent of Ernst & Young, LLP

*23.3	Consent of BDO USA, P.C.

*24.1	Power of Attorney (included on signature page).

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

97.1	Rule 10D-1 Clawback Policy (incorporated by reference to Exhibit 97.1 of Everi Holdings’ Annual Report on Form 10K filed on February 29, 2024)

*101.INS	XBRL Instance Document - this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	Inline XBRL Taxonomy Extension Schema Document.

Exhibit Number	Exhibit Description
*101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
#	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
+	Portions of the exhibit have been omitted pursuant to the rules and regulations of the SEC.

Item 16.  Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 3, 2025	EVERI HOLDINGS INC.
(Date)	(Registrant)

	By:	/s/ TODD A. VALLI
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

Signature	Title	Date

/s/ RANDY L. TAYLOR	President and Chief Executive Officer and Director	March 3, 2025
Randy L. Taylor	(Principal Executive Officer)

/s/ MARK F. LABAY	Executive Vice President, Chief Financial Officer	March 3, 2025
Mark F. Labay	(Principal Financial Officer) and Treasurer

/s/ TODD A. VALLI	Senior Vice President, Chief Accounting Officer	March 3, 2025
Todd A. Valli	(Principal Accounting Officer)

/s/ MICHAEL D. RUMBOLZ	Executive Chair of the Board	March 3, 2025
Michael D. Rumbolz	Director

/s/ ATUL BALI	Lead Independent Director	March 3, 2025
Atul Bali

/s/ GEOFFREY P. JUDGE	Director	March 3, 2025
Geoffrey P. Judge

/s/ LINSTER W. FOX	Director	March 3, 2025
Linster W. Fox

/s/ MAUREEN T. MULLARKEY	Director	March 3, 2025
Maureen T. Mullarkey

/s/ SECIL TABLI WATSON	Director	March 3, 2025
Secil Tabli Watson

/s/ PAUL FINCH	Director	March 3, 2025
Paul Finch

/s/ DEBRA L. NUTTON	Director	March 3, 2025

Debra L. Nutton