Form 10-Q
period 2025-03-31
Everi Holdings Inc.
filed 2025-05-12
CIK 1318568

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒
As of May 6, 2025, there were 86,856,253 shares of the registrant’s $0.001 par value per share common stock outstanding.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements.
EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2025	2024
Revenues
Games revenues
Gaming operations	$63,492	$72,622
Gaming equipment and systems	22,234	24,500
Games total revenues	85,726	97,122
FinTech revenues
Financial access services	55,455	57,419
Software and other	27,287	25,776
Hardware	12,828	9,029
FinTech total revenues	95,570	92,224
Total revenues	181,296	189,346
Costs and expenses
Games cost of revenues(1)
Gaming operations	10,652	9,515
Gaming equipment and systems	12,909	14,060
Games total cost of revenues	23,561	23,575
FinTech cost of revenues(1)
Financial access services	2,849	2,697
Software and other	2,985	3,132
Hardware	8,430	6,806
FinTech total cost of revenues	14,264	12,635
Operating expenses	66,524	73,614
Research and development	19,036	19,310
Depreciation	21,491	19,951
Amortization	16,430	15,509
Total costs and expenses	161,306	164,594
Operating income	19,990	24,752
Other expenses
Interest expense, net of interest income	15,633	18,800
Total other expenses	15,633	18,800
Income before income tax	4,357	5,952
Income tax provision	434	1,398
Net income	3,923	4,554
Foreign currency translation gain (loss)	645	(1,693)
Comprehensive income	$4,568	$2,861
1.Exclusive of depreciation and amortization.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME - CONTINUED
(In thousands, except earnings per share amounts)

	Three Months Ended March 31,
	2025	2024
Earnings per share
Basic	$0.05	$0.05
Diluted	$0.04	$0.05
Weighted average common shares outstanding
Basic	86,433	83,777
Diluted	89,787	87,287
See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	At March 31,	At December 31,
	2025	2024
ASSETS
Current assets
Cash and cash equivalents	$712,525	$400,677
Settlement receivables	93,567	109,640
Trade and other receivables, net of allowances for credit losses of $5,840 and $5,656 at March 31, 2025 and December 31, 2024, respectively	84,598	87,855
Inventory	69,659	67,821
Prepaid expenses and other current assets	68,341	68,114
Total current assets	1,028,690	734,107
Non-current assets
Property and equipment, net	153,603	157,992
Goodwill	736,583	736,470
Other intangible assets, net	213,469	216,915
Other receivables	5,366	6,329
Deferred tax assets	4,551	4,551
Other assets	61,798	65,545
Total non-current assets	1,175,370	1,187,802
Total assets	$2,204,060	$1,921,909
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Settlement liabilities	$729,382	$460,513
Accounts payable and accrued expenses	226,320	221,015
Current portion of long-term debt	—	—
Total current liabilities	955,702	681,528
Non-current liabilities
Deferred tax liabilities	6,514	6,514
Long-term debt, less current portion	951,552	950,935
Other accrued expenses and liabilities	26,092	26,996
Total non-current liabilities	984,158	984,445
Total liabilities	1,939,860	1,665,973
Commitments and contingencies (Note 12)
Stockholders’ equity
Convertible preferred stock, $0.001 par value, 50,000 shares authorized and no shares outstanding at March 31, 2025 and December 31, 2024, respectively	—	—
Common stock, $0.001 par value, 500,000 shares authorized and 125,966 and 86,515 shares issued and outstanding at March 31, 2025, respectively, and 125,853 and 86,402 shares issued and outstanding at December 31, 2024, respectively	126	126
Additional paid-in capital	583,502	579,806
Retained earnings	81,670	77,747
Accumulated other comprehensive loss	(6,813)	(7,458)
Treasury stock, at cost, 39,451 shares at March 31, 2025 and December 31, 2024, respectively	(394,285)	(394,285)
Total stockholders’ equity	264,200	255,936
Total liabilities and stockholders’ equity	$2,204,060	$1,921,909
See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities
Net income	$3,923	$4,554
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	21,491	19,951
Amortization	16,430	15,509
Non-cash lease expense	1,566	1,487
Amortization of financing costs and discounts	713	713
Loss on sale or disposal of assets	43	89
Accretion of contract rights	2,335	2,335
Provision for credit losses	3,471	2,946
Deferred income taxes	—	(3,353)
Reserve for inventory obsolescence	745	426
Stock-based compensation	3,225	1,942
Changes in operating assets and liabilities:
Settlement receivables	16,105	18,940
Trade and other receivables	498	(112)
Inventory	(3,253)	(8,495)
Prepaid expenses and other assets	2,737	(9,322)
Settlement liabilities	268,846	(20,991)
Accounts payable and accrued expenses	3,377	28,507
Net cash provided by operating activities	342,252	55,126
Cash flows from investing activities
Capital expenditures	(30,770)	(42,744)
Proceeds from sale of property and equipment	19	68
Net cash used in investing activities	(30,751)	(42,676)
Cash flows from financing activities
Repayments of term loan	—	(6,000)
Proceeds from exercise of stock options	520	447
Treasury stock - equity award activities, net of shares withheld	—	(97)
Payment of deferred acquisition consideration	(8)	(4,301)
Net cash provided by (used in) financing activities	512	(9,951)
Effect of exchange rates on cash and cash equivalents	612	(960)
Cash, cash equivalents and restricted cash
Net increase for the period	312,625	1,539
Balance, beginning of the period	408,581	272,506
Balance, end of the period	$721,206	$274,045

Supplemental cash disclosures
Cash paid for interest	$24,156	$27,397
Cash received for interest	3,622	3,714
Cash paid (refunded) for income tax, net	6,120	(83)
Supplemental non-cash disclosures
Accrued and unpaid capital expenditures	$3,688	$3,362
Transfer of leased gaming equipment to inventory	2,318	1,116
See notes to unaudited condensed consolidated financial statements.

EVERI HOLDINGS INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2025	125,853	$126	$579,806	$77,747	$(7,458)	$(394,285)	$255,936
Net income	—	—	—	3,923	—	—	3,923
Foreign currency translation	—	—	—	—	645	—	645
Stock-based compensation expense	—	—	3,225	—	—	—	3,225
Exercise of options	81	—	471	—	—	—	471
Restricted stock vesting	32	—	—	—	—	—	—
Balance, March 31, 2025	125,966	$126	$583,502	$81,670	$(6,813)	$(394,285)	$264,200

	Common Stock— Series A		Additional		Accumulated Other		Total
	Number of Shares	Amount	Paid-in Capital	Retained Earnings	Comprehensive Loss	Treasury Stock	Stockholders’ Equity

Balance, January 1, 2024	123,179	$123	$560,945	$62,731	$(3,467)	$(394,190)	$226,142
Net income	—	—	—	4,554	—	—	4,554
Foreign currency translation	—	—	—	—	(1,693)	—	(1,693)
Stock-based compensation expense	—	—	1,942	—	—	—	1,942
Exercise of options	81	—	447	—	—	—	447
Restricted stock vesting, net of shares withheld	27	—	—	—	—	(97)	(97)
Balance, March 31, 2024	123,287	$123	$563,334	$67,285	$(5,160)	$(394,287)	$231,295
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

2. BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
Our Financial Statements included herein have been prepared by us pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Some of the information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations, although we believe the disclosures are adequate to make the information presented not misleading. In the opinion of management, all adjustments (which include normal recurring adjustments) necessary for a fair statement of results for the interim periods have been made. The results for the three months ended March 31, 2025 are not necessarily indicative of results to be expected for the full fiscal year. The Financial Statements should be read in conjunction with the consolidated financial statements and notes thereto included in the most recently filed Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”).
Restricted Cash
Our restricted cash primarily consists of: (i) funds held in connection with certain customer and vendor agreements; (ii) funds held in connection with a sponsorship agreement; (iii) wide-area progressive (“WAP”) related restricted funds; and (iv) financial access activities related to cash held on behalf of patrons and funds required to be held to cover underlying financial access service transactions. The following table provides a reconciliation of cash, cash equivalents, and restricted cash reported on our Balance Sheets that sum to the total of the same such amounts shown on the Statements of Cash Flows for the three months ended March 31, 2025 (in thousands).

	Classification on our Balance Sheets	At March 31, 2025	At December 31, 2024
Cash and cash equivalents	Cash and cash equivalents	$712,525	$400,677
Restricted cash - current	Prepaid expenses and other current assets	7,580	7,803
Restricted cash - non-current	Other assets	1,101	101
Total		$721,206	$408,581
Fair Values of Financial Instruments
The fair value of a financial instrument represents the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale. Fair value estimates are made at a specific point in time, based upon relevant market information about the financial instrument.
The carrying amount of cash and cash equivalents, short-term restricted cash, settlement receivables, short-term trade and other receivables, settlement liabilities, and accounts payable and accrued expenses approximate fair value due to the short-term maturities of these instruments. The fair value of long-term trade and loans receivable is estimated by discounting expected future cash flows using current interest rates at which similar loans would be made to borrowers with similar credit ratings and remaining maturities, which represent Level 2 inputs. The fair value of long-term accounts payable is estimated by discounting the total obligation. As of March 31, 2025 and December 31, 2024, the fair value of long-term trade and loans receivable approximated the carrying value due to contractual terms generally being slightly over 12 months. The fair value of our borrowings is estimated based on various inputs to determine a market price, such as: market demand and supply, size of tranche, maturity, and similar instruments trading in more active markets.

The estimated fair value and outstanding balances of our borrowings are as follows (amounts in thousands):

	Level of Hierarchy	Fair Value	Outstanding Balance
March 31, 2025
$600 million term loan	2	$561,551	$560,500
$400 million unsecured notes	2	$402,000	$400,000
December 31, 2024
$600 million term loan	2	$561,201	$560,500
$400 million unsecured notes	2	$400,000	$400,000
The fair values of our borrowings were determined using Level 2 inputs based on quoted market prices for these securities.
Reclassification of Balances
Certain amounts in the accompanying Financial Statements have been reclassified to be consistent with the current year presentation. These reclassifications had no effect on net income or financial condition for any period presented.
Recent Accounting Guidance
Recently Adopted Accounting Guidance
None.
Recent Accounting Guidance Not Yet Adopted

Standard	Description	Date of Planned Adoption	Effect on Financial Statements
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosure	The amendments in this update require enhanced income tax disclosures, primarily concerning the rate reconciliation and income taxes paid information.	December 31, 2025	We are currently evaluating the effect of adopting this ASU on our Financial Statements.
ASU 2024-03, Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses	The amendments in this update require disclosure, in the notes to financial statements, of specified information about certain costs and expenses.	December 31, 2027	We are currently evaluating the effect of adopting this ASU on our Financial Statements.
As of March 31, 2025, other than what has been described above, we do not anticipate recently issued accounting guidance to have a significant impact on our Financial Statements.

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
The following table summarizes our contract assets and contract liabilities arising from contracts with customers (in thousands):

	2025	2024
Contract assets(1)
Balance, January 1	$35,564	$26,635
Balance, March 31	35,045	31,298
(Decrease) increase	$(519)	$4,663

Contract liabilities(2)
Balance, January 1	$63,563	$51,799
Balance, March 31	59,959	56,241
(Decrease) increase	$(3,604)	$4,442
1.Contract assets are included within prepaid expenses and other current assets and other assets on our Balance Sheets.
2.Contract liabilities are included within accounts payable and accrued expenses and other accrued expenses and liabilities on our Balance Sheets.
We recognized approximately $21.7 million and $15.9 million in revenue that was included in the beginning contract liabilities balance during the three months ended March 31, 2025 and 2024, respectively.

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
We recognize our gaming operations revenue based on criteria set forth in ASC 842 or ASC 606, as applicable. The amount of lease revenue included in our gaming operations revenues and recognized under ASC 842 was approximately $41.6 million and $46.4 million for the three months ended March 31, 2025 and 2024, respectively.
FinTech Revenues
Our FinTech products and services include solutions that we offer to gaming establishments to provide their patrons with financial access and funds-based services supporting digital, cashless and physical cash options across mobile, assisted and self-service channels along with related loyalty and marketing tools, and other information-related products and services. We also develop and offer mobile-first applications aimed at enhancing patron engagement for customers in the casino, sports, entertainment, and hospitality industries. In addition, our services operate as part of an end-to-end security suite to protect against cyber-related attacks, allowing us to maintain appropriate levels of security. These solutions include: (i) access to cash and cashless funding at gaming facilities via ATM debit withdrawals, credit card financial access transactions, and POS debit card purchases at casino cages, kiosk and mobile POS devices; (ii) accounts for the CashClub Wallet, check warranty services, self-service loyalty and fully integrated kiosk maintenance services; (iii) self-service loyalty tools and promotion management software; (iv) compliance, audit, and data software; (v) casino credit data and reporting services; (vi) marketing and promotional offering subscription-based services; and (vii) other ancillary offerings. We conduct our FinTech segment business based on results generated from the following major revenue streams: (i) Financial Access Services; (ii) Software and Other; and (iii) Hardware.
Hardware revenues are derived from the sale of our financial access and loyalty kiosks and related equipment and are accounted for under ASC 606, unless such transactions meet the definition of a sales type or direct financing lease, which are accounted for under ASC 842. We did not have any significant financial access and loyalty kiosk and related equipment sales contracts accounted for under ASC 842 during the three months ended March 31, 2025 and 2024, respectively.
4. LEASES
Lessee
Supplemental balance sheet information related to our operating leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2025	At December 31, 2024
Assets
Operating lease right-of-use assets	Other assets, non-current	$23,087	$24,299
Liabilities
Current operating lease liabilities	Accounts payable and accrued expenses	$7,158	$7,579
Non-current operating lease liabilities	Other accrued expenses and liabilities	$20,928	$22,472

Supplemental cash flows information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Cash paid for:
Long-term operating leases	$2,360	$1,839
Short-term operating leases	$564	$554
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$671
Other information related to lease terms and discount rates is as follows:

	At March 31, 2025	At December 31, 2024
Weighted average remaining lease term (in years):
Operating leases	6.44	6.41
Weighted average discount rate:
Operating leases	6.39%	6.32%
Components of lease expense are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Operating lease cost:
Operating lease cost	$1,979	$1,952
Variable lease cost	$399	$340
Maturities of lease liabilities are summarized as follows as of March 31, 2025 (in thousands):

Year Ending December 31,	Amount
2025 (excluding the three months ended March 31, 2025)	$6,473
2026	6,364
2027	4,000
2028	3,430
2029	2,580
Thereafter	12,186
Total future minimum lease payments	35,033
Less: Amount representing interest	6,947
Present value of future minimum lease payments	28,086
Less: Current operating lease obligations	7,158
Long-term lease obligations	$20,928

Lessor
Supplemental balance sheet information related to our sales-type leases is as follows (in thousands):

	Classification on our Balance Sheets	At March 31, 2025	At December 31, 2024
Assets
Net investment in sales-type leases — current	Trade and other receivables, net	$1,944	$1,902
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
In connection with the Proposed Transaction, we incurred transaction costs of approximately $0.4 million during the three months ended March 31, 2025, and employee retention costs of approximately $4.7 million during the three months ended March 31, 2025, which are included within operating expenses on our Statements of Operations.
Intuicode Gaming Corporation
On April 30, 2022 (the “Intuicode Closing Date”), the Company acquired the stock of Intuicode Gaming Corporation (“Intuicode”), a privately owned game development and engineering firm focused on HHR games. Contractually, we owe approximately $2.4 million as a final payment based on the achievement of a certain revenue target two years following the Intuicode Closing Date. The acquisition did not have a significant impact on our results of operations or financial condition.
The fair value of the contingent consideration was based on Level 3 inputs utilizing a discounted cash flow methodology. The estimates and assumptions included projected future revenues of the acquired business and a discount rate of approximately 5%. Contingent consideration to be paid is comprised of a short-term component that is recorded in accounts payable and accrued expenses on our Balance Sheets. The change in fair value of the contingent consideration during the period ended March 31, 2025 was not material.
6. FUNDING AGREEMENTS
We have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense on our Statements of Operations, were approximately $3.6 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. We are exposed to interest rate risk to the extent that the applicable rates increase.
Under these agreements, the currency supplied by third-party vendors remain their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balance of funds provided in connection with this arrangement were approximately $258.4 million and $379.3 million as of March 31, 2025 and December 31, 2024, respectively.
We are responsible for any loss of cash in the fund dispensing devices under this agreement, and we self-insure for this type of risk. There were no material losses for the three months ended March 31, 2025 and 2024, respectively.

7. TRADE AND OTHER RECEIVABLES
Trade and other receivables represent short-term credit granted to customers and long-term loans receivable in connection with our Games and FinTech equipment and software, and compliance products. Trade and loans receivable generally do not require collateral.
The balance of trade and loans receivable consists of outstanding balances owed to us by gaming operators. Other receivables include income tax receivables, our net investment in sales-type leases and other miscellaneous receivables.
The balance of trade and other receivables consisted of the following (in thousands):

	At March 31,	At December 31,
	2025	2024
Trade and other receivables, net
Games trade and loans receivable	$56,285	$61,298
FinTech trade and loans receivable	27,272	27,288
Other receivables	6,407	5,598
Total trade and other receivables, net	89,964	94,184

Non-current portion of receivables
Games trade and loans receivable	1,800	2,461
FinTech trade and loans receivable	3,566	3,868
Total non-current portion of receivables	5,366	6,329

Total trade and other receivables, current portion	$84,598	$87,855
Allowance for Credit Losses
The activity in our allowance for credit losses for the three months ended March 31, 2025 and 2024 is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Beginning allowance for credit losses	$(5,656)	$(5,210)
Provision	(3,471)	(2,946)
Charge-offs, net of recoveries	3,287	2,923
Ending allowance for credit losses	$(5,840)	$(5,233)

8. INVENTORY
Our inventory primarily consists of component parts as well as work-in-progress and finished goods. The cost of inventory includes cost of materials, labor, overhead and freight, and is accounted for using the first in, first out method. Our inventory is stated at the lower of cost or net realizable value.
Inventory consisted of the following (in thousands):

	At March 31,	At December 31,
	2025	2024
Inventory
Component parts	$55,886	$54,324
Work-in-progress	2,144	918
Finished goods	11,629	12,579
Total inventory	$69,659	$67,821
9. PROPERTY AND EQUIPMENT
Property and equipment consist of the following (in thousands):

		At March 31, 2025			At December 31, 2024
	Useful Life (Years)	Cost	Accumulated Depreciation	Net Book Value	Cost	Accumulated Depreciation	Net Book Value
Property and equipment
Rental pool - deployed	2-5	$293,694	$201,398	$92,296	$297,909	$201,141	$96,768
Rental pool - undeployed	2-5	47,914	34,216	13,698	42,360	30,364	11,996
FinTech equipment	1-5	29,163	21,258	7,905	29,218	20,666	8,552
Leasehold and building improvements	Lease Term	16,660	4,108	12,552	16,630	3,597	13,033
Machinery, office, and other equipment	1-5	67,681	40,529	27,152	65,518	37,875	27,643
Total		$455,112	$301,509	$153,603	$451,635	$293,643	$157,992
Depreciation expense related to property and equipment totaled approximately $21.5 million and $20.0 million for the three months ended March 31, 2025 and 2024, respectively.
During the first quarter of 2025, we determined that certain returned, end-of-life electronic gaming devices reflected in our Games segment were not likely to be re-deployed, primarily due to increased demand for our newer gaming devices, together with uncertainty in light of the Proposed Transaction discussed in “Note 5 — Business Combinations.” As a result, we shortened the remaining useful lives of these returned, end-of-life, electronic gaming devices and recorded additional depreciation expense of approximately $1.0 million, which was included within depreciation expense on our Statements of Operations.

10. GOODWILL AND OTHER INTANGIBLE ASSETS
Goodwill
Goodwill represents the excess of the purchase price over the identifiable tangible and intangible assets acquired plus liabilities assumed arising from business combinations. The balance of goodwill was approximately $736.6 million and $736.5 million as of March 31, 2025 and December 31, 2024, respectively.
Other Intangible Assets
Other intangible assets consist of the following (in thousands):

		At March 31, 2025			At December 31, 2024
	Useful Life (Years)	Cost	Accumulated Amortization	Net Book Value	Cost	Accumulated Amortization	Net Book Value
Other intangible assets
Contract rights under placement fee agreements	2-7	$57,821	$33,266	$24,555	$57,821	$30,931	$26,890
Customer relationships	3-14	337,290	281,232	56,058	337,236	276,218	61,018
Developed technology and software	1-7	513,305	381,785	131,520	499,104	371,695	127,409
Patents, trademarks, and other	2-18	24,731	23,395	1,336	24,726	23,128	1,598
Total		$933,147	$719,678	$213,469	$918,887	$701,972	$216,915
Amortization expense related to other intangible assets was approximately $16.4 million and $15.5 million for the three months ended March 31, 2025 and 2024, respectively.
11. LONG-TERM DEBT
The following table summarizes our indebtedness (in thousands):

	Maturity	Interest	At March 31,	At December 31,
	Date	Rate	2025	2024
Long-term debt
$600 million term loan	2028	SOFR+CSA+2.50%	$560,500	$560,500
$125 million revolver	2026	SOFR+CSA+2.50%	—	—
Senior secured credit facilities			560,500	560,500
$400 million unsecured notes	2029	5.00%	400,000	400,000
Total debt			960,500	960,500
Debt issuance costs and discount			(8,948)	(9,565)
Total debt after debt issuance costs and discount			951,552	950,935
Current portion of long-term debt			—	—
Total long-term debt, net of current portion			$951,552	$950,935

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
The interest rate per annum applicable to the Credit Facilities will be, at the Company’s option, either the SOFR, inclusive of the credit spread adjustment (“CSA”) with a 0.50% floor plus a margin of 2.50%, or the base rate plus a margin of 1.50%. In addition, the CSA is recorded as interest expense that varies for the applicable interest period, with an adjustment of 0.1% for interest periods of one month, an adjustment of 0.3% for interest periods of two months and an adjustment of 0.4% for interest periods of three months. Our Revolver remained fully undrawn as of March 31, 2025.
The weighted average interest rate on the Term Loan was 6.95% for the three months ended March 31, 2025.
Senior Unsecured Notes
Our senior unsecured notes issued in 2021 (the “2021 Unsecured Notes”) due in 2029, have an outstanding balance of $400.0 million as of March 31, 2025, for which interest accrues at a rate of 5.00% per annum and is payable semi-annually in arrears on each January 15 and July 15.
Compliance with Debt Covenants
We were in compliance with the covenants and terms of the Credit Facilities and the 2021 Unsecured Notes as of March 31, 2025.

12. COMMITMENTS AND CONTINGENCIES
We are involved in various legal proceedings in the ordinary course of our business. In addition, following the announcement of the Proposed Transaction, three purported stockholders of Everi filed complaints alleging that the definitive proxy statement for the Special Meeting of Everi stockholders omitted or misstated material information with respect to the Proposed Transaction and seeking supplemental disclosures and other equitable and legal relief. The complaints are entitled Clancy v. Everi Holdings Inc., et al., No. 1:24-cv-07255-AS (S.D.N.Y. filed Sept. 25, 2024), Marino v. Everi Holdings Inc., et al., No. 655650/2024 (N.Y. S. Ct. filed Oct. 24, 2024) and Miller v. Everi Holdings Inc., et al., No. 655654/2024 (N.Y. S. Ct. filed Oct. 25, 2024) (the “Complaints”). Thirteen other purported stockholders of Everi have sent demand letters to the Company making allegations and demands similar to those in the Complaints. On November 26, 2024, the Clancy case was voluntarily dismissed. The remaining matters, Marion and Miller, were never served upon Everi. Counsel for Clancy and counsel for two of the purported stockholders who sent demand letters have requested mootness fees; to date, no negotiations over mootness fees have taken place. While we believe resolution of the claims brought against us, both individually and in the aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described below, may change in the future.
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
Zenergy Systems, LLC matter:
Zenergy Systems, LLC v. Everi Payments Inc. is a civil action filed on May 29, 2020, against Everi FinTech in the United States District Court for the District of Nevada, Clark County by Zenergy Systems, LLC (“Zenergy”), alleging breach of contract, breach of a non-disclosure agreement, conversion, breach of the covenant of good faith and fair dealing, and breach of a confidential relationship related to a contract with Everi FinTech that expired in November 2019. The plaintiff is seeking compensatory and punitive damages. Everi FinTech has counterclaimed against Zenergy alleging breach of contract, breach of implied covenant of good faith and fair dealing, and for declaratory relief. The court has set this matter for trial beginning June 18, 2025. Due to the current stage of the litigation, we are unable to estimate the probability of the outcome of this matter or reasonably estimate the range of possible damages, if any.
In addition, we have commitments with respect to certain lease obligations discussed in “Note 4 — Leases,” installment payments under our purchase agreements discussed in “Note 5 — Business Combinations,” and debt obligations discussed in “Note 11 — Long-Term Debt.”

13. STOCKHOLDERS’ EQUITY
We currently have no active share repurchase programs that have been authorized and approved by our Board of Directors.
No shares were repurchased during the three months ended March 31, 2025 and 2024, respectively.
14. WEIGHTED AVERAGE SHARES OF COMMON STOCK
The weighted average number of common stock outstanding used in the computation of basic and diluted earnings per share is as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Weighted average shares
Weighted average number of common shares outstanding - basic	86,433	83,777
Potential dilution from equity awards(1)	3,354	3,510
Weighted average number of common shares outstanding - diluted(1)	89,787	87,287
1.There were 0.2 million and 1.7 million shares that were anti-dilutive under the treasury stock method for the three months ended March 31, 2025 and 2024, respectively.
15. SHARE-BASED COMPENSATION
Equity Incentive Awards
Generally, we grant the following types of awards: (i) restricted stock units with either time- or performance-based criteria; and (ii) time-based options. We estimate forfeiture amounts based on historical patterns.
A summary of award activity is as follows (in thousands):

	Stock Options	Restricted Stock Units
Outstanding, December 31, 2024	2,972	2,802
Granted	—	—
Exercised options or vested shares	(81)	(32)
Canceled or forfeited	(6)	(180)
Outstanding, March 31, 2025	2,885	2,590
There were approximately 4.7 million awards of our common stock available for future equity grants under our existing equity incentive plan as of March 31, 2025.
16. INCOME TAXES
The income tax provision for the three months ended March 31, 2025 reflected an effective income tax rate of 10.0%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit, partially offset by the impact of lower book income, state taxes, compensation deduction limitations and a valuation allowance on certain deferred tax assets. The income tax provision for the three months ended March 31, 2024 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and a valuation allowance on certain deferred tax assets, partially offset by a research credit.
We have analyzed our positions in the federal, state and foreign jurisdictions where we are required to file income tax returns, as well as the open tax years in these jurisdictions. As of March 31, 2025, we recorded approximately

$5.9 million of unrecognized tax benefits, all of which would impact our effective tax rate, if recognized. We do not anticipate that our unrecognized tax benefits will materially change within the next 12 months.
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

The following tables present segment information (in thousands)*:

	Three Months Ended March 31,
	2025	2024
Games
Revenues
Gaming operations(1)	$63,492	$72,622
Gaming equipment and systems	22,234	24,500
Total revenues	85,726	97,122
Costs and expenses
Cost of revenues(2)
Gaming operations	10,652	9,515
Gaming equipment and systems	12,909	14,060
Total cost of revenues	23,561	23,575
Operating expenses(3) (4) (5) (6) (7) (8)	25,997	33,352
Research and development	11,518	11,791
Depreciation(9)	18,800	17,299
Amortization	12,625	11,412
Total costs and expenses	92,501	97,429
Operating loss	$(6,775)	$(307)
1.Includes the accretion of contract rights of approximately $2.3 million for the three months ended March 31, 2025 and 2024, respectively.
2.Excludes depreciation and amortization.
3.Includes approximately $0.1 million of transaction costs related to the Proposed Transaction for the three months ended March 31, 2025.
4.Includes approximately $14.1 million of transaction costs related to the Original Proposed Transaction for the three months ended March 31, 2024.
5.Includes approximately $2.7 million of employee retention costs for the Proposed Transaction for the three months ended March 31, 2025.
6.Includes approximately $0.7 million of employee retention costs for the Original Proposed Transaction for the three months ended March 31, 2024.
7.Includes approximately $0.1 million of severance costs related to the realignment of certain employee functions within the Games business for the three months ended March 31, 2025.
8.Includes approximately $0.1 million in other professional fees and expenses primarily associated with litigation and other non-recurring charges for the three months ended March 31, 2025 and 2024, respectively.
9.Includes approximately $1.0 million of additional depreciation expense for certain end-of-life electronic gaming devices returned from our install base for the three months ended March 31, 2025.
* Rounding may cause variances.

	Three Months Ended March 31,
	2025	2024
FinTech
Revenues
Financial access services	$55,455	$57,419
Software and other	27,287	25,776
Hardware	12,828	9,029
Total revenues	95,570	92,224
Costs and expenses
Cost of revenues(1)
Financial access services	2,849	2,697
Software and other	2,985	3,132
Hardware	8,430	6,806
Total cost of revenues	14,264	12,635
Operating expenses(2) (3) (4) (5) (6) (7)	40,527	40,262
Research and development	7,518	7,519
Depreciation	2,691	2,652
Amortization	3,805	4,097
Total costs and expenses	68,805	67,165
Operating income	$26,765	$25,059
1.Excludes depreciation and amortization.
2.Includes approximately $0.3 million of transaction costs related to the Proposed Transaction for the three months ended March 31, 2025.
3.Includes approximately $0.3 million of transaction costs related to the Original Proposed Transaction for the three months ended March 31, 2024.
4.Includes approximately $2.0 million of employee retention costs for the Proposed Transaction for the three months ended March 31, 2025.
5.Includes approximately $0.6 million of employee retention costs for the Original Proposed Transaction for the three months ended March 31, 2024.
6.Includes approximately $0.1 million of severance costs related to the realignment of certain employee functions within the FinTech business for the three months ended March 31, 2025.
7.Includes approximately $0.2 million and $0.1 million in other professional fees and expenses primarily associated with litigation and other non-recurring professional fees for the three months ended March 31, 2025 and 2024, respectively.
* Rounding may cause variances.

The following tables present revenues, significant expense and measure of profit or loss segment information (in thousands):

	For the Three Months Ended March 31, 2025
	Games	FinTech	Total
Revenues	$85,726	$95,570	$181,296
Less:(1)
Cost of revenues(2)	23,561	14,264	37,825
Payroll and related expense(3)	22,238	31,683	53,921
Software license expense	4,392	4,059	8,451
Occupancy and related expense	3,564	2,655	6,219
Inventory and related expense	2,082	3,003	5,085
Accounting, taxes and consulting expense	1,576	1,756	3,332
Stock-based compensation expense	1,501	1,724	3,225
Travel expense	548	1,340	1,888
Legal and related expense	549	1,251	1,800
Marketing expense	254	247	501
Depreciation	18,800	2,691	21,491
Amortization	12,625	3,805	16,430
Other segment items(4)	811	327	1,138
Segment operating (loss) income	$(6,775)	$26,765	$19,990

Interest expense, net of interest income			15,633
Income before income tax			$4,357
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2.Cost of revenues excludes depreciation and amortization.
3.Payroll and related expense does not include amounts capitalized on our Balance Sheets or included within cost of revenues on our Statements of Operations.
4.Other segment items for each segment includes:
i.Games - Other miscellaneous expenses.
ii.FinTech - Other miscellaneous expenses.

	For the Three Months Ended March 31, 2024
	Games	FinTech	Total
Revenues	$97,122	$92,224	$189,346
Less:(1)
Cost of revenues(2)	23,575	12,635	36,210
Payroll and related expense(3)	19,189	32,038	51,227
Legal and related expense	9,922	850	10,772
Software license expense	4,009	4,020	8,029
Accounting, taxes and consulting expense	5,543	1,883	7,426
Occupancy and related expense	3,342	2,651	5,993
Inventory and related expense	1,021	3,630	4,651
Travel expense	673	1,430	2,103
Stock-based compensation expense	1,131	811	1,942
Marketing expense	125	185	310
Depreciation	17,299	2,652	19,951
Amortization	11,412	4,097	15,509
Other segment items(4)	188	283	471
Segment operating (loss) income	$(307)	$25,059	$24,752

Interest expense, net of interest income			18,800
Income before income tax			$5,952
1.The significant expense categories and amounts align with the segment-level information that is regularly provided to the CODM.
2.Cost of revenues excludes depreciation and amortization.
3.Payroll and related expense does not include amounts capitalized on our Balance Sheets or included within cost of revenues on our Statements of Operations.
4.Other segment items for each segment includes:
i.Games - Other miscellaneous expenses.
ii.FinTech - Other miscellaneous expenses.
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

The following table presents segment information (in thousands):

	At March 31,	At December 31,
	2025	2024
Total assets
Games	$900,073	$925,861
FinTech	1,303,987	996,048
Total assets	$2,204,060	$1,921,909
Major Customers. No single customer accounted for more than 10% of our revenues for the three months ended March 31, 2025 and 2024, respectively. Our five largest customers accounted for approximately 13.2% and 13.0% of our revenues for the three months ended March 31, 2025 and 2024, respectively.
18. SUBSEQUENT EVENTS
As of the filing date, we had not identified, and were not aware of, any subsequent events for the period.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
In this filing, we refer to: (i) our unaudited condensed consolidated financial statements and notes thereto as our “Financial Statements;” (ii) our unaudited Condensed Consolidated Statements of Operations and Comprehensive Income as our “Statements of Operations;” (iii) our unaudited Condensed Consolidated Balance Sheets as our “Balance Sheets;” (iv) our unaudited Condensed Consolidated Statements of Cash Flows as our “Statements of Cash Flows;” and (v) our Management’s Discussion and Analysis of Financial Condition and Results of Operations as our “Results of Operations.”
Cautionary Information Regarding Forward-Looking Statements
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and the Private Securities Litigation Reform Act of 1995, as do other materials or oral statements we release to the public. Forward-looking statements are neither historical facts nor assurances of future performance, but instead are based only on our current beliefs, expectations, and assumptions regarding the future of our business, plans and strategies, projections, anticipated events and trends, the economy, and other future conditions, including the Proposed Transaction (defined below) as of the date on which this report is filed. Forward-looking statements often, but do not always, contain words such as “expect,” “anticipate,” “aim to,” “designed to,” “intend,” “plan,” “believe,” “goal,” “target,” “future,” “assume,” “estimate,” “indication,” “seek,” “project,” “may,” “can,” “could,” “should,” “favorably positioned,” or “will” and other words and terms of similar meaning. Readers are cautioned not to place undue reliance on the forward-looking statements contained herein, which are based only on information currently available to us and only as of the date hereof. We undertake no obligation to update or publicly revise any forward-looking statements as a result of new information, future developments or otherwise.
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
Our actual results and financial condition may differ materially from those indicated in forward-looking statements, and important factors that could cause them to do so include, but are not limited to, the following: our ability to generate profits in the future and to create incremental value for shareholders; our ability to withstand economic slowdowns, inflationary and other economic factors that pressure discretionary consumer spending; our ability to execute on mergers, acquisitions, and/or strategic alliances, including our ability to integrate and operate such acquisitions or alliances consistent with our forecasts in order to achieve future growth; our ability to execute on key initiatives and deliver ongoing improvements; expectations regarding growth for the Company’s installed base and daily win per unit; expectations regarding placement fee agreements; inaccuracies in underlying operating assumptions; our ability to withstand direct and indirect impacts of a pandemic outbreak, or other public health crises of uncertain duration on our business and the businesses of our customers and suppliers, including as a result of actions taken in response to governments, regulators, markets and individual consumers; changes in global market, business, and regulatory conditions arising as a result of economic, geopolitical and other developments around the world, including a global pandemic, increased conflict and political turmoil, capital market disruptions and instability of financial institutions, climate change or currently unexpected crises or natural disasters; our leverage and the related covenants that restrict our operations; our ability to comply with our debt covenants and our ability to generate sufficient cash to service all of our indebtedness, fund working capital, and capital expenditures; our ability to withstand the loss of revenue during the closure of our customers’ facilities; our ability to maintain our current customers; our ability to replace revenue associated with terminated contracts or margin degradation from contract renewals; expectations regarding customers’ preferences and demands for future product and service offerings; our ability to successfully introduce new products and services, including third-party licensed content; gaming operator and patron preferences; failure to control product development costs and create successful new products; the overall growth or contraction of the gaming industry; anticipated sales performance; our ability to prevent, mitigate, or timely recover from cybersecurity breaches, attacks, compromises and other security vulnerabilities; national and international economic and industry conditions, including the prospect of a shutdown of the U.S. federal government and tariffs; changes in gaming regulatory, financial regulatory, legal, card association, and statutory requirements; the impact of evolving legal and regulatory requirements; regulatory and licensing difficulties, competitive pressures and changes in the competitive environment; operational limitations; changes to tax laws; uncertainty of litigation outcomes; interest rate fluctuations; business prospects; unanticipated expenses or capital needs; the possibility that the conditions to the consummation of the Proposed Transaction will not for any reason be satisfied (including the failure to obtain necessary regulatory approvals) in the anticipated timeframe or at all; risks related to the ability to realize the anticipated benefits of the Proposed Transaction; negative effects of the announcement or failure to consummate the Proposed Transaction on the market price of the capital stock of Everi and on Everi’s operating results, including that Everi’s stock price may decline significantly if the Proposed Transaction is not consummated; the occurrence of any event, change, or other circumstance that could give rise to the termination of the merger agreement for the Proposed Transaction, which in certain circumstances may require Everi to pay a termination fee; significant transaction costs, fees, expenses, and charges in connection with the Proposed Transaction; operating costs, customer loss, and business disruption (including, without limitation, difficulties in maintaining employee, customer, or other business, contractual, or operating relationships following the announcement or closing of the Proposed Transaction and the diversion of Everi management’s attention from its ongoing business); failure to consummate or delay in consummating the Proposed Transaction for any reason; technological obsolescence and our ability to adapt to evolving technologies, including generative artificial intelligence; employee hiring, turnover and retention; our ability to comply with regulatory requirements under the Payment Card Industry Data Security Standards and maintain our certified status; and those other risks and uncertainties discussed in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 1A. Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Annual Report”) and “Item 1A. Risk Factors” of this Quarterly Report on Form 10-Q. Given these risks and uncertainties, there can be no assurance that the forward-looking information contained in this Quarterly Report on Form 10-Q will in fact transpire or prove to be accurate.
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
•During the first quarter of 2025, we determined that certain returned, end-of-life electronic gaming devices reflected in our Games segment were not likely to be re-deployed, primarily due to increased competition and demand for newer machines, together with uncertainty in light of the Proposed Transaction discussed in “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q. As a result, we shortened the remaining useful lives of these returned, end-of-life, electronic gaming devices and recorded additional depreciation expense of approximately $1.0 million, which was included within depreciation expense on our Statements of Operations.
•During the third quarter of 2024, the Company entered into definitive agreements with International Game Technology PLC, a public limited company incorporated under the laws of England and Wales (“IGT”), Ignite Rotate LLC, a Delaware limited liability company and a direct wholly owned subsidiary of IGT (“Spinco”), Voyager Parent, LLC, a Delaware limited liability company (“Buyer”), and Voyager Merger Sub, Inc., a Delaware corporation and a direct wholly owned subsidiary of Buyer (“Buyer Sub” and together with Buyer, the “Buyer Parties”), whereby we and IGT’s Gaming & Digital business (“IGT Gaming”) are expected to be simultaneously acquired by Buyer, a newly formed holding company owned by funds managed by affiliates of Apollo Global Management, Inc., in an all-cash transaction (the “Proposed Transaction”). In connection with the Proposed Transaction, we incurred transaction costs of approximately $0.4 million during the three months ended March 31, 2025, and employee retention costs of approximately $4.7 million during the three months ended March 31, 2025, which are included within operating expenses on our Statements of Operations. For additional information, see “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
•During the first quarter of 2024, we entered into definitive agreements with, among others, IGT pursuant to which IGT agreed to spin-off a newly created subsidiary, which would own IGT Gaming, with the Company acquiring IGT Gaming in a series of transactions (the “Original Proposed Transaction”). In connection with the Original Proposed Transaction, we incurred transaction costs of approximately $14.4 million during the three months ended March 31, 2024, which are included within operating expenses on our Statements of Operations. On July 26, 2024, each of the definitive agreements for the Original Proposed Transaction was terminated by mutual consent of the respective parties thereto, effective immediately. For additional information, see “Note 5 — Business Combinations” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Trends and Developments Impacting our Business
Below we have identified a development that could have a material impact on our business:
•Following the closing of the Proposed Transaction, IGT Gaming and Everi will be privately owned companies that are part of one combined enterprise, and Everi’s common stock will be delisted from the New York Stock Exchange and deregistered under the Exchange Act. Under the terms of the agreements, Everi stockholders will receive $14.25 per share in cash (subject to adjustment for any stock or interest split, division or subdivision of shares, stock dividend, reverse stock split, combination of shares, reclassification, recapitalization, or other similar transaction) and IGT will receive $4.1 billion of gross cash proceeds for IGT Gaming, subject to customary transaction adjustments in accordance with the definitive agreements (such sale of IGT Gaming, the “Equity Sale”). The acquisitions of IGT Gaming and Everi by Buyer are cross-conditioned. The transaction is subject to customary closing conditions, including the receipt of regulatory approvals. Assuming timely satisfaction of the necessary closing conditions, the Proposed Transaction is currently expected to close as early as the end of the second quarter of 2025 or during the third quarter of 2025.
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

Results of Operations
Three months ended March 31, 2025 compared to the three months ended March 31, 2024
The following table presents our Results of Operations as reported for the three months ended March 31, 2025 compared to the three months ended March 31, 2024 (amounts in thousands)*:

	Three Months Ended
	March 31, 2025		March 31, 2024		2025 vs 2024
	$	%	$	%	$	%
Revenues
Games revenues
Gaming operations	$63,492	35%	$72,622	38%	$(9,130)	(13)%
Gaming equipment and systems	22,234	12%	24,500	13%	(2,266)	(9)%
Games total revenues	85,726	47%	97,122	51%	(11,396)	(12)%
FinTech revenues
Financial access services	55,455	31%	57,419	30%	(1,964)	(3)%
Software and other	27,287	15%	25,776	14%	1,511	6%
Hardware	12,828	7%	9,029	5%	3,799	42%
FinTech total revenues	95,570	53%	92,224	49%	3,346	4%
Total revenues	181,296	100%	189,346	100%	(8,050)	(4)%
Costs and expenses
Games cost of revenues(1)
Gaming operations	10,652	6%	9,515	5%	1,137	12%
Gaming equipment and systems	12,909	7%	14,060	7%	(1,151)	(8)%
Games total cost of revenues	23,561	13%	23,575	12%	(14)	—%
FinTech cost of revenues(1)
Financial access services	2,849	2%	2,697	1%	152	6%
Software and other	2,985	2%	3,132	2%	(147)	(5)%
Hardware	8,430	5%	6,806	4%	1,624	24%
FinTech total cost of revenues	14,264	8%	12,635	7%	1,629	13%
Operating expenses	66,524	37%	73,614	39%	(7,090)	(10)%
Research and development	19,036	10%	19,310	10%	(274)	(1)%
Depreciation	21,491	12%	19,951	11%	1,540	8%
Amortization	16,430	9%	15,509	8%	921	6%
Total costs and expenses	161,306	89%	164,594	87%	(3,288)	(2)%
Operating income	19,990	11%	24,752	13%	(4,762)	(19)%
Other expenses
Interest expense, net of interest income	15,633	9%	18,800	10%	(3,167)	(17)%
Total other expenses	15,633	9%	18,800	10%	(3,167)	(17)%
Income before income tax	4,357	2%	5,952	3%	(1,595)	(27)%
1.Exclusive of depreciation and amortization.
* Rounding may cause variances.

	Three Months Ended
	March 31, 2025		March 31, 2024		2025 vs 2024
	$	%	$	%	$	%
Income tax provision	434	—%	1,398	1%	(964)	(69)%
Net income	$3,923	2%	$4,554	2%	$(631)	(14)%
* Rounding may cause variances.
The following table represents select revenue driving metrics for the three months ended March 31, 2025 compared to the three months ended March 31, 2024:

	Three Months Ended
	March 31, 2025	March 31, 2024	2025 vs 2024
	(in millions, except unit amounts and prices)
Revenue driving metrics:

Gaming operations information:(1)
Total installed base at period end	15,506	16,917	(1,411)	(8)%

Average units installed during period	15,738	17,256	(1,518)	(9)%

Daily win per unit	$32.67	$34.51	$(1.84)	(5)%

Games unit sales information:(2)
Units sold	860	1,021	(161)	(16)%
Average sales price	$21,507	$20,827	$680	3%

Value of financial access transactions:(3)
Funds advanced	$3,353.9	$3,086.3	$267.6	9%
Funds dispensed	9,260.7	8,858.7	402.0	5%
Check warranty	484.0	476.8	7.2	2%
Total value processed	$13,098.6	$12,421.8	$676.8	5%

Number of financial access transactions:(3)
Funds advanced	5.1	4.5	0.6	13%
Funds dispensed	34.1	33.6	0.5	1%
Check warranty	0.8	0.9	(0.1)	(11)%
Total transactions completed	40.0	39.0	1.0	3%
1.Gaming operations revenues are derived from the installed base of leased machines deployed at customer locations and the daily win per unit generated from these devices.
2.Gaming equipment revenues are derived from the units sold and the average sales prices generated from these machines.
3.Financial access services revenues are based on the total dollars and transactions processed.
* Rounding may cause variances.

Total Revenues
Total revenues decreased by approximately $8.1 million, or 4%, to approximately $181.3 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to the decline in Games revenues described below.
Games revenues decreased by approximately $11.4 million, or 12%, to approximately $85.7 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This change was primarily due to a reduction in the daily win per unit and a decline in the average number of units in our installed base reflected in our gaming operations revenues. Our equipment revenues declined due to a decrease in units sold, which was partially offset by an increase in the average selling price reflected in our gaming equipment and systems revenues.
FinTech revenues increased by approximately $3.3 million, or 4%, to approximately $95.6 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This change was primarily due to an increase in kiosk and loyalty unit sales reflected in our hardware revenues, together with support related solutions in our software and other revenues.
Costs and Expenses
Total costs and expenses decreased by approximately $3.3 million, or 2%, to approximately $161.3 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to the expenses described below.
Games cost of revenues were relatively consistent at approximately $23.6 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to the reduced variable costs associated with lower unit sales reflected in our gaming equipment and systems cost of revenues, mostly offset by the additional field service costs associated with our installed base of leased gaming machines reflected in our gaming operations cost of revenues.
FinTech cost of revenues increased by approximately $1.6 million, or 13%, to approximately $14.3 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This change was primarily due to an increase in variable costs associated with the higher kiosk and loyalty unit sales reflected in our hardware cost of revenues.
Operating expenses decreased by approximately $7.1 million, or 10%, to approximately $66.5 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to reduced transaction and related costs of approximately $10.6 million, partially offset by higher software licensing and inventory expenses of approximately $1.4 million in our Games segment, together with an increase in stock-based compensation expense of approximately $1.3 million in both our Games and FinTech segments.

Research and development expense decreased by approximately $0.3 million, or 1%, to approximately $19.0 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to slightly reduced investment in new products in our Games segment.
Depreciation expense increased by approximately $1.5 million, or 8%, to approximately $21.5 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily associated with additional depreciation expense of approximately $1.0 million as a result of the shortening of estimated useful lives on certain returned, end-of-life electronic gaming devices in our Games segment.
Amortization expense increased by approximately $0.9 million, or 6%, to approximately $16.4 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily associated with capitalized software costs from development initiatives in both our Games and FinTech segments.
Primarily as a result of the factors described above, our operating income decreased by approximately $4.8 million, or 19%, for the three months ended March 31, 2025, as compared to the same period in the prior year. The operating income margin was 11% for the three months ended March 31, 2025 compared to an operating income margin of 13% for the same period in the prior year.
Interest expense, net of interest income, decreased by approximately $3.2 million, or 17%, to approximately $15.6 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to approximately $1.2 million in lower cash usage fees on currency required to operate our ATMs and $2.0 million of lower interest expense primarily from lower interest rates and average balances on our variable debt.
Our income tax provision decreased by approximately $1.0 million, or 69%, to approximately $0.4 million for the three months ended March 31, 2025, as compared to the same period in the prior year. The income tax provision for the three months ended March 31, 2025 reflected an effective income tax rate of 10.0%, which was less than the statutory federal rate of 21.0%, primarily due to a research credit, partially offset by the impact of lower book income, state taxes, compensation deduction limitations and a valuation allowance on certain deferred tax assets. The income tax provision of approximately $1.4 million for the three months ended March 31, 2024 reflected an effective income tax rate of 23.5%, which was greater than the statutory federal rate of 21.0%, primarily due to state taxes and a valuation allowance on certain deferred tax assets, partially a research credit.
Primarily as a result of the factors described above, we had net income of approximately $3.9 million for the three months ended March 31, 2025, as compared to net income of approximately $4.6 million for the same period in the prior year.
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

Liquidity and Capital Resources
Overview
The following table presents an unaudited reconciliation of cash and cash equivalents per GAAP to net cash position and net cash available (in thousands):

	At March 31,	At December 31
	2025	2024
Balance sheet data
Total assets	$2,204,060	$1,921,909
Total borrowings	951,552	950,935
Total stockholders’ equity	264,200	255,936
Cash available
Cash and cash equivalents	$712,525	$400,677
Settlement receivables	93,567	109,640
Settlement liabilities	(729,382)	(460,513)
Net cash position(1)	76,710	49,804
Undrawn revolving credit facility	125,000	125,000
Net cash available(1)	$201,710	$174,804
1.Non-GAAP financial measure. In order to enhance investor understanding of our cash balance, we are providing in this Quarterly Report on Form 10-Q our net cash position and net cash available, which are not measures of financial position under GAAP. Accordingly, these measures should not be considered in isolation or as a substitute for GAAP measures, and should be read in conjunction with our Balance Sheets prepared in accordance with GAAP. Our net cash position is cash and cash equivalents plus settlement receivables less settlement liabilities; and our net cash available is net cash position plus undrawn amounts available under our revolving credit facility. Our net cash position and net cash available change substantially based upon the timing of our receipt of funds for settlement receivables and payments we make to customers for our settlement liabilities. We present these non-GAAP measures as we monitor these amounts in connection with forecasting cash flows and future cash requirements, both on a short- and long-term basis.
Cash Resources
As of March 31, 2025, our cash balance, cash flows, and line of credit are expected to be sufficient to meet our recurring operating commitments and to fund our planned capital expenditures on both a short- and long-term basis. Cash and cash equivalents included cash in non-U.S. jurisdictions of approximately $27.0 million as of March 31, 2025. Generally, these funds are available for operating and investment purposes within the jurisdiction in which they reside, and we may from time to time consider repatriating these foreign funds to the United States, subject to potential withholding tax obligations, based on operating requirements.
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

Sources and Uses of Cash
The following table presents a summary of our cash flows activity (in thousands):

	Three Months Ended March 31,		$ Change
	2025	2024	2025 vs 2024
Cash flows activities
Net cash provided by operating activities	$342,252	$55,126	$287,126
Net cash used in investing activities	(30,751)	(42,676)	11,925
Net cash provided by (used in) financing activities	512	(9,951)	10,463
Effect of exchange rates on cash and cash equivalents	612	(960)	1,572
Cash, cash equivalents and restricted cash
Net increase for the period	312,625	1,539	311,086
Balance, beginning of the period	408,581	272,506	136,075
Balance, end of the period	$721,206	$274,045	$447,161
Cash flows provided by operating activities increased by approximately $287.1 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily due to changes in operating assets and liabilities, mostly associated with settlement activities from our FinTech segment. These receivables and liabilities are generally highly liquid in nature, with settlement receivables collected within one to three days of the financial access transaction performed by the patron and settlement liabilities repaid to our casino customers within three to five days of the original transaction date. As a result of the timing of weekends and holidays in relation to the close of an accounting period, the amount of uncollected settlement receivables and unpaid settlement liabilities can vary greatly. In addition, the changes in other operating assets and liabilities were related to cash receipts and disbursements in the normal course of business in both the Games and FinTech segments.
Cash flows used in investing activities decreased by approximately $11.9 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily attributable to a decrease in capital expenditures from our Games and FinTech segments in the current year period.
Cash flows provided by financing activities increased by approximately $10.5 million for the three months ended March 31, 2025, as compared to the same period in the prior year. This was primarily related to repayments of term loan and payment of deferred acquisition consideration in the prior year period.
Long-Term Debt
Our $125 million senior secured revolving credit facility (the “Revolver”) remained fully undrawn, and we had an outstanding balance of $560.5 million on the senior secured term loan (the “Term Loan”) as of March 31, 2025.
For additional information regarding our credit agreement and other debt as well as interest rate risk refer to Part I, Item 3: Quantitative and Qualitative Disclosures About Market Risk and “Note 11 — Long-Term Debt” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Contractual Obligations
There were no material changes to our commitments under contractual obligations as compared to those disclosed in our Annual Report, other than a reduction in certain arrangements of approximately $6.6 million, primarily from our FinTech segment, and obligations discussed in “Note 4 — Leases,” “Note 5 — Business Combinations,” and “Note 11 — Long-Term Debt” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q. We expect that cash provided by operating activities will be sufficient to meet such obligations for the foreseeable future.

Legal Proceedings
We are involved in various legal proceedings in the ordinary course of our business. In addition, following the announcement of the Proposed Transaction, three purported stockholders of Everi filed complaints alleging that the definitive proxy statement for the Special Meeting of Everi stockholders omitted or misstated material information with respect to the Proposed Transaction and seeking supplemental disclosures and other equitable and legal relief. The complaints are entitled Clancy v. Everi Holdings Inc., et al., No. 1:24-cv-07255-AS (S.D.N.Y. filed Sept. 25, 2024), Marino v. Everi Holdings Inc., et al., No. 655650/2024 (N.Y. S. Ct. filed Oct. 24, 2024) and Miller v. Everi Holdings Inc., et al., No. 655654/2024 (N.Y. S. Ct. filed Oct. 25, 2024) (the “Complaints”). Thirteen other purported stockholders of Everi have sent demand letters to the Company making allegations and demands similar to those in the Complaints. On November 26, 2024, the Clancy case was voluntarily dismissed. The remaining matters, Marion and Miller, were never served upon Everi. While we believe resolution of the claims brought against us, both individually and in the aggregate, will not have a material adverse impact on our financial condition or results of operations, litigation of this nature is inherently unpredictable. Our views on these legal proceedings, including those described in “Note 12 — Commitments and Contingencies” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q may change in the future.
Off-Balance Sheet Arrangements
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our ATMs. For the use of these funds, we pay a usage fee on either the average daily balance of funds utilized multiplied by a contractually defined usage rate or the amounts supplied multiplied by a contractually defined usage rate. These usage fees, reflected as interest expense within the Statements of Operations, were approximately $3.6 million and $4.8 million for the three months ended March 31, 2025 and 2024, respectively. The usage fees decreased in the current reporting period as compared to the same period in the prior year as a result of lower average daily balances of supplied vault cash at our customer locations in addition to lower interest rates as a result of macro-economic conditions. We are exposed to interest rate risk to the extent that the applicable federal funds rate increases.
Under these agreements, the currency supplied by third-party vendors remains their sole property until the funds are dispensed. As these funds are not our assets, supplied cash is not reflected on our Balance Sheets.
Our primary commercial arrangement, the Contract Cash Solutions Agreement, as amended, is with Wells Fargo, N.A. (“Wells Fargo”). Wells Fargo provides us with cash up to $450 million with the ability to increase the amount permitted by the vault cash provider. The term of the agreement expires on December 1, 2026 and will automatically renew for additional one-year periods unless either party provides a ninety-day written notice of its intent not to renew. The outstanding balances of funds provided in connection with this arrangement were approximately $258.4 million and $379.3 million as of March 31, 2025 and December 31, 2024, respectively.
We are responsible for any loss of cash in the fund dispensing devices under this agreement, and we self-insure for this risk. We incurred no material losses related to this self-insurance for the three months ended March 31, 2025 and 2024, respectively.
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
In the normal course of business, we have commercial arrangements with third-party vendors to provide cash for certain of our fund dispensing devices. Under the terms of these agreements, we pay a monthly usage fee that is generally based upon the target federal funds rate. We are, therefore, exposed to interest rate risk to the extent that the target federal funds rate increases. The outstanding balance of funds provided by our primary third-party vendor was approximately $258.4 million as of March 31, 2025; therefore, each 100 basis points increase in the target federal funds rate would have approximately a $2.6 million impact on income before tax over a 12-month period.
The senior secured term loan and senior secured revolving credit facility (the “Credit Facilities”) bear interest at rates that can vary over time. We have the option of paying interest on the outstanding amounts under the Credit Facilities using a base rate or a benchmark rate, the secured overnight financing rate (“SOFR”). We have historically elected to pay interest based on the benchmark rate, and we expect to continue to do so for various maturities.
The weighted average interest rate on the Term Loan, which includes a 50 basis point floor and a credit spread adjustment, was 6.95% for the three months ended March 31, 2025. Based upon the outstanding balance of the Term Loan of $560.5 million as of March 31, 2025, each 100 basis points increase in the applicable SOFR would have a combined impact of approximately $5.6 million on interest expense over a 12-month period.
The interest rate for our senior unsecured notes due 2029 is fixed at 5.00%; therefore, changing interest rates have no impact on the related interest expense.
At present, we do not hedge the risk related to the changes in the interest rate; however, we continue to evaluate such interest rate exposure.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
The Company’s management, with the participation of its Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2025 such that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms; and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
Changes in Internal Control over Financial Reporting during the Quarter Ended March 31, 2025
There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings.
A discussion of our legal proceedings is contained in “Note 12 — Commitments and Contingencies” included in Part I, Item 1: Financial Statements of this Quarterly Report on Form 10-Q.
Item 1A. Risk Factors.
We refer you to documents filed by us with the SEC; specifically, “Item 1A. Risk Factors” in our most recently filed Annual Report, which identify material factors that make an investment in us speculative or risky and could materially affect our business, financial condition and future results. We also refer you to the factors and cautionary language set forth in the section entitled “Cautionary Information Regarding Forward-Looking Statements” in “Item 2. Management’s Discussion and Analysis of Financial Conditions and Results of Operations” of this Quarterly Report on Form 10-Q. This Quarterly Report, including the accompanying Financial Statements, should be read in conjunction with such risks and other factors for a full understanding of our operations and financial condition. The risks described in our most recently filed Annual Report are not the only risks facing us. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, also may materially adversely affect our business, financial condition or operating results. The risk factors included in our most recently filed Annual Report have not materially changed.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
(a) None.
(b) Not applicable.
(c) There were no Rule 10b5‑1 trading arrangements (as defined in Item 408(a) of Regulation S-K) or non-Rule 10b5-1 trading arrangements (as defined in Item 408(c) of Regulation S-K) adopted, modified or terminated by any director or officer (as defined in Rule 16a‑1(f) under the Exchange Act) of the Company during the three months ended March 31, 2025.

Item 6. Exhibits

Exhibit Number	Description

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

†10.1	Executive Chair Agreement with Mr. Rumbolz effective April 1, 2025 (incorporated by reference to Exhibit 10.1 to Everi Holdings Inc.’s Current Report on Form 8-K filed with the SEC on March 21, 2025).

*†10.2	Form of Notice of Grant of Deferred Restricted Stock Units for the Non-Employee Directors under the 2014 Equity Incentive Plan.

*†10.3	Form of Notice of Grant of Restricted Stock Units (Time-Based) for the Executive Chair of the Board of Directors under the 2014 Equity Incentive Plan.

*†10.4	Form of Notice of Grant of Restricted Stock Units (Time-Based) for the Chief Executive Officer under the 2014 Equity Incentive Plan.

*†10.5	Form of Notice of Grant of Restricted Stock Units (Time-Based) for the Executives under the 2014 Equity Incentive Plan.

*†10.6	Form of Notice of Grant of Restricted Stock Units (Time-Based) for the Cliff Vesting Employee-base under the 2014 Equity Incentive Plan.

*†10.7	Form of Notice of Grant of Restricted Stock Units (Time-Based) for the Employee-base under the 2014 Equity Incentive Plan.

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

**32.1	Certification of the Chief Executive Officer and Chief Financial Officer of Everi Holdings in accordance with 18 U.S.C. §1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

*101.INS	XBRL Instance Document - – this instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

*101.SCH	XBRL Taxonomy Extension Schema Document.

*101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

*101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

*101.LAB	XBRL Taxonomy Extension Label Linkbase Document.

*101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

*104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
†	Management contracts or compensatory plans or arrangements.
#	Certain information was redacted from this exhibit pursuant to Item 601(a)(6) of Regulation S-K.
+	Schedules (or similar attachments) to this exhibit have been omitted in accordance with Item 601(a)(5) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis up on request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

May 12, 2025		EVERI HOLDINGS INC.
(Date)		(Registrant)

	By:	/s/ Todd A. Valli
Todd A. Valli
Senior Vice President, Chief Accounting Officer
(For the Registrant and as Principal Accounting Officer)